Form 10-Q
period 2014-12-31
Nascent Biotech Inc.
filed 2015-02-13
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0612715
(State of Incorporation)	(IRS Employer Identification No.)

8400 Miramar Road, Suite 247, San Diego, CA	92126
(Address of Principal Executive Offices)	(Zip Code)

(612) 961-5656

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February13, 2015, the Registrant had 17,309,600 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$289,396	$113,832
Prepaid expenses	11,892	1,175
Total current assets	301,288	115,007

Total assets	$301,288	$115,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$413,660	$88,571
Accounts payable to related parties	4,672	5,297
License agreement liability	1,461,317	1,471,317
Derivate liability	6,333	--
Total current liabilities	1,885,982	1,565,185

Note payable	60,000	--
Total liabilities	1,945,982	1,565,185

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 17,309,600 and 7,000,200 issued and outstanding, respectively	17,309	7,000
Additional paid-in capital	3,632,871	2,622,180
Accumulated deficit	(5,294,874)	(4,079,358)
Total stockholders’ deficit	(1,644,694)	(1,450,178)
Total liabilities and stockholder deficit	$301,288	$115,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Operating expenses:
Depreciation expense	$--	$31	$--	$1,090
General and administrative expense	104,632	52,503	239,682	165,844
Gain on settlement of accounts payable	--	--	(21,684)	--
Research and development	549,915	12,900	991,245	33,104
Loss from operations	(654,547)	(65,434)	(1,209,243)	(200,038)

Other income (expense):
Interest income	58	--	69	--
Loss on change in fair value of derivative liability	(67)	--	(5,115)	--
Loss on extinguishment of related party liabilities	--	(1,334,508)	--	(1,334,508)
Interest expense	(794)	(3,980)	(1,227)	(11,940)
Total other income (expense)	(803)	(1,338,488)	(6,273)	(1,346,448)

Net loss	$(655,350)	$(1,403,922)	$(1,215,516)	$(1,546,486)

Net loss per share, basic and diluted	$(0.04)	$(0.52)	$(0.09)	$(0.58)

Weighted average number of shares outstanding, basic and diluted	16,779,546	2,687,500	12,863,668	2,687,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

Cash flows from operating activities:	$(1,215,516)	$(1,546,486)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	1,090
Change in fair value of derivative liability	5,115	--
Derivative warrants issued for services	1,218	--
Loss on extinguishment of related party liabilities	--	1,334,508
Gain on settlement of accounts payable	(21,684)	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	387,773	(150,773)
Accounts payable to related parties	(625)	63,000
License agreement liability	(10,000)	(471)
Prepaid expenses	(10,717)	3,148
Net cash used in operating activities	(864,436)	(295,984)

Cash flows from financing activities:
Advances from related parties	--	295,606
Proceeds from sale of common stock	1,040,000	--
Net cash provided by financing activities	1,040,000	295,606

Net increase (decrease) in cash	175,564	(378)
Cash – beginning of year	113,832	378
Cash – end of year	$289,396	$--

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued in reverse merger	$19,000	$--
Cancellation of common stock	15,000	--
Common stock issued for the settlement of liabilities	--	51,050
Common stock issued for the settlement of related party liabilities	--	431,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc (“Biotech”) was incorporated on March 3, 2014 under the laws of the State of Nevada.

On March 21, 2014 Biotech entered into a reverse merger with Nascent Biologics, Inc. exchanging shares on a one for one basis. Nascent Biologics, Inc. was incorporated under the laws of the State of Delaware on July 15, 2008. Biotech issued 3,000,000 shares of common stock for 100% of Nascent Biologics, Inc. common stock. Prior to the share exchange, Biotech had 1,000,200 common shares outstanding. Biotech had $92,415 of net assets at the date of merger. This has been accounted for as a reverse merger and recapitalization where Nascent Biologics is deemed the accounting acquirer.

The net assets of Biotech consisted of the following as of the date of the merger:

Cash	$79,915
Prepaid expenses	15,000
Accounts payable to related party	(2,500)
Net assets	$92,415

On July 15, 2014 Biotech entered into a reverse merger with Jin-En Group International Holding Company (Jin-En). Jin-En issued 7,500,200 shares of its common stock for all the outstanding shares of Nascent Biotech, Inc. In addition, Jin-En cancelled 15,000,000 shares of its common stock. Prior to the merger Jin-En had 22,829,400 shares outstanding. Jin-En changed its name to Nascent Biotech, Inc. Jin-En had $19,000 of net liabilities at the date of the merger.

The net liabilities of Jin-En consisted of the following as of the date of the merger:

Receivable from Biotech	$60,000
Accounts payable	(19,000)
Note payable	(60,000)
Net liabilities	$(19,000)

Nascent Biotech is engaged in the research and development of the antibodies for control of certain types of cancer in humans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10 for the year ended March 31, 2014. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

During the nine months ended December 31, 2014, an unrelated party forgave accounts payable of $21,684. The Company recorded this as a gain on settlement of accounts payable.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $1,584,694 and an accumulated deficit of $5,294,874 as of December 31, 2014. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Company had accounts payable to officers and Directors of $5,297. As of December 31, 2014 the amount was $4,672. The amounts are unsecured, bear no interest and are due on demand. The amounts are owed for services provided and advances resulting from expenses paid on behalf of the Company. During the nine months ended December 31, 2014 and 2013, net advances from these related parties totaled $0 and $295,606, respectively.

NOTE 5 – LICENSE LIABILITY

The Company holds a license from a third party for certain patents and related material related to Pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the licenses agreement. The license was entered into by Nascent Biologics, Inc. in March 2009 granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installment of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company’s development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologic or the Company after the acquisition of Nascent Biologic. Presently, the Company is paying the license holder $1,000 per month toward satisfaction of the consideration for the license agreement. As of December 31, 2014 and March 31, 2014, $1,461,317 and $1,471,317, respectively was accrued and unpaid under this license agreement. An additional payment of $333,000 will be accrued on January 1, 2015. During the nine months ended December 31, 2014 and 2013, the Company paid $10,000 and $471, respectively.

The Company is delinquent on the payments of the license agreement and does not have a formal agreement with the license holder for future license payments except as spelled out in the amended license agreement. The Company and or the license holder may cancel the agreement with a 90 day notice. The Company continues to have favorable communications with the license holder and plans in the next 3 months to discuss amending the license agreement and its terms. To meet future payments as required and agreed upon, the Company will need to raise additional capital over the next year.

The Company has determined the value of the license agreement has diminished materially due to the expiration of 10 of the patents and 2 year term on the remaining three. In addition, the Company research and development has advanced the development of the product requiring a new patent to cover its product. The new patent has been applied for by the Company.

The future minimum payments due under this license agreement for the five years following 2014 are as follows:

2015	$1,794,317
Thereafter	$-

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “loss on change in fair value of derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2014 using the following key inputs: market price of the Company’s common stock $0.10 to $0.50 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $1,218 on May 20, 2014 and $6,333 on December 31, 2014 which resulted in a loss on the change in fair value of derivative liability of $5,115.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2014 (there were none as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$6,333	$6,333

The following table summarizes the change in the fair value of the derivative liability during the nine months ended December 31, 2014:

Fair value as of March 31, 2014	$-
Additions	1,218
Transfers in (out) of Level 3	-
Change in fair value	5,115
Fair value as of December 31, 2014	$6,333

NOTE 7 – COMMON STOCK

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The fair value of the warrants was determined to be $1,218 on May 20, 2014 (see Note 6).

On July 15, 2014, the Company issued 22,829,400 common shares as part of a reverse merger valued at $19,000 which represents the net liabilities of Jin-En Group International Holding Company on the date of the share exchange (see Note 1).

On July 15, 2014 the Company cancelled 15,000,000 shares of common stock.

During the nine months ended December 31, 2014, the Company issued an aggregate of 2,480,000 common shares for cash proceeds of $1,040,000.

NOTE 8 – NOTES PAYABLE

On May 5, 2014 the Jin-En issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The Note is convertible into common stock of the Company at $0.01 per share and matures on May 5, 2019. As of December 31, 2014, the outstanding balance under the note was $60,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”) was originally incorporated on May 13, 2009 as “Jin-En International Group Holding Company” to operate an online retail fur boutique for the Chinese market. In July, 2014, Jin-En entered into an Exchange Agreement with an entity formerly known as Nascent Biotech, Inc., a Nevada corporation which is now known as Nascent Biologics, Inc. (“Biologics”). As part of the Exchange Agreement, Jin-En changed its name to “Nascent Biotech Inc.” and the entity formerly known as “Nascent Biotech, Inc.”, changed its name to Nascent Biologics, Inc. and became the Company’s wholly owned subsidiary. Articles of Exchange were filed with the Nevada Secretary of State describing this transaction. The shareholders of Biologics exchanged their shares in Biologics for shares in Jin-En on a one-to-one ratio, for a total issuance by Jin-En to the Biologics shareholders of an aggregate of 7,500,200 shares. As part of the transaction, the largest Jin-En shareholder returned 15,000,000 shares of Jin-En common shares for cancellation and those shares were returned to the treasury.

Overview

We are a development stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own the license rights to a drug candidate, pritumumab which we are developing initially for the treatment of brain cancer patients, as well as metastatic lung cancer patients, and metastatic breast cancer patients.

We are initially primarily focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as glioma and astrocytoma. Pritumumab is a monoclonal antibody that has been tested in Ministry of Health and Welfare approved clinical studies in 249 human brain cancer patients in the nation of Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 17 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were dosed at 1 mg, twice per week, for 24 weeks, and were evaluated over this 14 year period. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of pritumumab was abandoned. An issue at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar, or surgical strategies, are used for the treatment of this cancer. However, there still exists a huge need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 25% of brain cancer patients will live past the first year after diagnosis, and only 3% of patients will live to five years.

Results of Operations

The Company recorded no revenue during the nine months ended December 31, 2014 and 2013.

General and administrative expenses for the three and nine months ended December 31, 2014 were $104,632 and $239,682 compared to $52,503 and $165,823 in 2013, respectively. This increase in expenses for the three and nine months ended December 31, 2014 over the same period in 2013 was a result of increased activity to support the research and development efforts of the Company.

Research and development expenses for the three and nine months ended December 31, 2014 were $549,915 and $991,245 compared to $12,900 and $33,104 in 2013, respectively. This increase in expenses for the three and nine months ended December 31, 2014 over the same period in 2013, both in dollars and percentages, reflects increased spending in the research program leading to clinical studies in the later part of 2015.

Depreciation expense for the three and nine months ended December 31, 2014 was zero compared to $31 and $1,090, respectively, in 2013.

Total other income or expense incurred in the three and nine months ended December 31, 2014 was expense of $803 and $6,273 compared to expense of $1,338,488 and $1,346,448 for the same periods in 2013, respectively.

For the three and nine months ended December 31, 2014, our net loss was $655,350 and $1,215,516 compared to a net loss of $1,403,922 and $1,546,486 for the same periods in 2013, respectively. The decrease in 2014 over 2013 is a direct result of the $1,334,508 loss on extinguishment of liabilities recorded in 2013.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it has significant cash to continue its present operations through January 2015.

There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. The Company will continue to raise outside capital through loans and equity sales.

At December 31, 2014, the Company had negative working capital of $1,584,694. Current assets consist of cash of $289,396 and prepaid expenses of $11,892. Current liabilities as of the same date were $1,885,982 consisting of accounts payable and accrued expense of $413,660, accounts payable due to related parties of $4,672, license liability of $1,461,317, and derivative liability of $6,333.

Net cash used in operating activities in the nine months ended December 31, 2014 was $864,436 compared to net cash used of $295,984 in the same period in 2013. The variance between the same periods in 2014 and 2013 relates to the increase in the loss from operations in 2014 over 2013.

Net cash provided by financing activities for the nine month period ended December 31, 2014 was $1,040,000 compared to $295,606 in the same period in 2013. The total amount of the cash provided was for the sale of common stock by the Company as part of its financing activities in 2014 compared to related party advances in 2013.

As of December 31, 2014, the Company had total assets of $301,288 and total liabilities of $1,945,982. Stockholders’ deficit as of December 31, 2014 was $5,294,874 compared to a deficit of $4,079,358 at March 31, 2014. Liabilities increased in 2014 due mainly to the increase in accounts payable and accrued liabilities to $413,660 and a convertible note payable of $60,000. The Company will attempt to carry out its plan of business as discussed above.

During the nine months ended December 31, 2014, the Company issued an aggregate of 2,480,000 common shares for cash proceeds of $1,040,000.

NEED FOR ADDITIONAL FINANCING:

Our capital needs over the next year, and each subsequent year, will be approximately $2,000,000 for research and development including product development and conducting clinical trials to obtain FDA approval.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2014.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Nascent Biotech’ risk factors as previously disclosed in our most recent Form 10 filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2014, the Company issued an aggregate of 2,480,000 common shares for cash proceeds of $1,040,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Date: February 13, 2015	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

