Form 10-K
period 2015-03-31
Nascent Biotech Inc.
filed 2015-07-02
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0612715
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8400 Miramar Road/ Suite 247, San Diego CA	92126
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒ No  ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 2, 2015 was 18,064,600. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2014 was 11,293,100 with a market value of $11,406,031. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”) was originally incorporated on May 13, 2009 as “Jin-En International Group Holding Company” to operate an online retail fur boutique for the Chinese market. In July, 2014, Jin-En entered into an Exchange Agreement with an entity formerly known as Nascent Biotech, Inc., a Nevada corporation which is now known as Nascent Biologics, Inc. (“Biologics”). As part of the Exchange Agreement, Jin-En changed its name to “Nascent Biotech Inc.” and the entity formerly known as “Nascent Biotech, Inc.”, changed its name to Nascent Biologics, Inc. and became the Company’s wholly owned subsidiary. Articles of Exchange were filed with the Nevada Secretary of State describing this transaction. The shareholders of Biologics exchanged their shares in Biologics for shares in Jin-En on a one-to-one ratio, for a total issuance by Jin-En to the Biologics shareholders of an aggregate of 7,500,200 shares. As part of the transaction, the largest Jin-En shareholder returned 15,000,000 shares of Jin-En common shares for cancellation.

Current Business

We are a development stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own the license rights to a drug candidate, pritumumab, which we are developing initially for the treatment of brain cancer patients, as well as brain metasteses from lung and breast.

We are initially primarily focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Pritumumab is a monoclonal antibody that has been tested in Ministry of Health and Welfare approved clinical studies in 249 human brain cancer patients in the nation of Japan. The objective of the Phase I and Phase II human clinical trials were to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were either treated with 1mgdose of Pritumumab, either once or twice a week, for 24 weeks, and were evaluated over this 14 year period. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trials, data from 126 of these patients were analyzed – under then-current Japanese efficacy standards – and presented to the Japanese Ministry of Health & Welfare (MHW). The HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of pritumumab was abandoned. An issue at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar, or surgical strategies, are used for the treatment of this cancer. However, there still exists a huge need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are ineligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies to date, we believe that pritumumab may offer an advantage over existing treatments by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin. This particular target, generally referred to as an antigen, is prevalent in many different tumor types and is not being developed by any other biopharmaceutical companies. By binding to this target, pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in an anti-idiotype immune-response and/or apoptosis leading to death of the cancer cell and overall depletion of the tumor.

Data from the Japanese clinical studies of pritumumab administered as a single agent to brain cancer patients with a range of tumor types (but primarily glioblastoma, astrocytoma and malignant astrocytoma) demonstrated an average objective response rate (from the various studies) of 25-30% (objective response rate is defined as a measurable reduction in tumor size (greater than 15% - in accord with then-current Japanese evaluation standards), including elimination of the tumor – as measured by a standard formulary from MRI and X-ray imaging). Additionally, data from the 126 patients treated with pritumumab submitted to the MWH also suggests a manageable and predictable safety profile. Of the 126 patients presented to the MHW, only 14 showed adverse events, 8 of which were judged to be possibly caused by administration of pritumumab, and all of which resolved over time. There were no serious adverse events noted.

We have licensed the exclusive worldwide rights to pritumumab from HIH. We expect to amplify on the past clinical development strategy in Japan and during the next 12 months plan to:

•	commence Phase I/II clinical trials in the United States, evaluating the use of pritumumab for patients with various brain malignancies;

•	commence ongoing studies with pritumumab for the treatment of metastatic lung cancer and metastatic breast cancer;

•	continue to evaluate the application of pritumumab in the treatment of other forms of ecodomain vimentin positive cancers where there may be unmet medical needs.

The Company plans to file an IND application with the US Food and Drug Administration for both types of Phase I/II clinical studies by the end of the fourth quarter of calendar year 2015 and will commence the trials at the earliest possible time after filing.

Brain Cancer Overview

Cancer of the brain can be a primary brain tumor that originates in the brain or a metastatic (secondary) brain tumor that originates from cancer cells that have migrated from other parts of the body.

Primary brain cancer rarely spreads beyond the central nervous system, and death results from uncontrolled tumor growth within the limited space of the skull. Metastatic brain cancer indicates advanced disease and has a poor prognosis.

Primary brain tumors can be cancerous or noncancerous. Both types take up space in the brain and may cause serious symptoms (e.g., vision or hearing loss) and complications (e.g., stroke).

All cancerous brain tumors are life threatening (malignant) because they have an aggressive and invasive nature. A noncancerous primary brain tumor is life threatening when it compromises vital structures (e.g., an artery).

Brain Cancer Incidence and Prevalence.

In the United States, the annual estimated new cases of brain cancer each year are about 23,000, with estimated deaths about 15,000 per year. Brain cancer is the leading cause of cancer-related death in patients younger than age 20. Gliomas (a broad term which includes all tumors arising from the gluey or supportive tissue of the brain), the cancer type for which orphan drug designation has been granted by the FDA, account for 80% of all malignant brain tumors.

Secondary brain cancer (metastases to the brain from other sites) occurs in 20–40% of patients with metastatic disease and incidence increases with age. In the United States, over 100,000 cases of secondary brain cancer are diagnosed each year, with the majority of those metastases originating from lung (50%) and breast (15-20%).

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•

Advance pritumumab, our drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing pritumumab for the treatment of patients’ brain tumors, as well as lung and breast cancer metastases to the brain. We plan to modify the previous clinical development strategy employed in Japan, by focusing our planned Phase I/II clinical trials on the use of pritumumab to include the metastatic treatment option, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. We will employ much higher doses in the clinical protocol, compared to the studies in Japan, to test for safety and increased efficacy.

•

Expand our product pipeline by pursuing additional indications for pritumumab, due to the fact that the target antigen (ectodomain vimentin) is present in a variety of cancers apart from brain cancer. Nascent will seek to expand pritumumab into as many different indications as possible. We also believe pritumumab could be an effective carrier protein for other anti-cancer drugs (a cocktail approach in which an anti-cancer drug is attached to an antibody) and we also believe we can develop pritumumab as a diagnostic tool.

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Pritumumab in Cancer Patients

Our initial focus is on the development of pritumumab as an intravenous treatment of patients with various types of brain cancer, specifically stage II and III glioma and astrocytoma.

Advantages of Pritumumab

Based on pre-clinical and clinical studies to date, we believe that pritumumab may offer an advantage over existing treatments that are used in the treatment of patients’ brain malignancies and other various forms of cancer. The antibody utilizes a fully human, natural approach which we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, such as chemotherapy, radiation or surgery, which can be devastating and life threatening in and of themselves.

Disadvantages of Pritumumab

Given the low survival rates for current standard therapy in brain cancer, the Japanese clinical data indicating very few adverse events, both in percentage and type, and the general safety associated with monoclonal antibodies currently approved in the United States for a variety of therapeutic indications, we believe that there are no disadvantages of pritumumab to current therapy.

Development Plan

We plan to conduct additional US-based clinical trials of pritumumab in patients with brain cancer over the next 12 to 18 months. In one trial, we also plan to further investigate the efficacy of pritumumab when given to patients with malignant brain tumors such as gliomas, astrocytomas, and glioblastoma multiforme (advanced stage glioma). In another trial, we plan to investigate the efficacy of pritumumab in patients with metastatic lung and breast cancers that have led to these patients to experience a brain malignancy. Our Phase I/II trials are also planned as multiple ascending dose studies, where we will employ significantly higher doses in the clinical protocol, compared to the studies in Japan, to test for safety and increased efficacy. We will not require independent Phase I studies to test for safety of pritumumab.

We have not submitted our IND to the FDA for evaluation and comment; however, we believe that we can complete the Phase I/II studies indicated above within a period of about 36 months and for a total cost of less than $15 million dollars. This will, of course, require funding additional to our planned raises as discussed elsewhere in this document.

Clinical Testing of Our Products in Development

Each of our products in development, and likely all future drug candidates we, will require extensive pre-clinical and clinical testing to determine the safety and efficacy of the product prior to seeking and obtaining regulatory approval for marketing and sale of the product. This process is expensive and time consuming. In completing this pre-clinical and clinical testing, we are dependent upon third-party consultants, consisting mainly of investigators, collaborators, and contract research organizations, who will conduct such testing.

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLPs, and clinical testing in accordance with Good Clinical Practices, or GCPs, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, our pre-clinical and clinical testing completed in the European Union, or the EU, is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member States of the EU implementing its provisions.

Intellectual Property

We hold a worldwide exclusive license under our license agreement to 11 granted U.S. and world patents and one pending U.S. patent application entitled “Enhanced Delivery of Pritumumab to the Brain (DOCS #3461895-26625)”, as well as foreign counterparts and other patent applications and patents claiming priority therefrom. Out of the 11 granted patents, only 3 are still within issuance as 8 patents expired and were not renewed. The expired patents were deemed to have no value for the advancement of development of pritumumab and were not renewed by Nascent Biologics, Inc. prior to its acquisition by the Company. The value of all the patents have been impaired reducing the asset value to zero. Patents in effect through 2017 include 6,051,387, 6,051,693 and 6,165,467. In addition the US Food & Drug Administration has granted the Company orphan drug designation for use of pritumumab against gliomas.

If we obtain marketing approval for pritumumab or other drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory protection, such as seven years of market exclusivity under FDA orphan drug designation, up to five years of patent term extension potentially available in the United States under the Hatch-Waxman Act, 8 to 11 years of data and marketing exclusivity potentially available for new drugs in the European Union, up to five years of patent extension in Europe (Supplemental Protection Certificate), and eight years of data exclusivity potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Related to Our Intellectual Property. Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.”

We will depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and inventions for which patents may be difficult to obtain or enforce, we will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we plan to require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

License

The Company holds a license from a third party for certain patents and related material related to pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the license agreement. The license was entered into by Nascent Biologics, Inc. in March 2009, granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installments of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company’s development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologics or the Company after the acquisition of Nascent Biologics. Presently, the Company is paying the license holder $1,000 per month toward satisfaction of the consideration for the license agreement.

The Company is delinquent on the payments of the license agreement and has not entered into a formal agreement with the license holder for future license payments except as spelled out in the amended license agreement. The Company and or the license holder may cancel the agreement with a 90 day notice. The Company continues to have favorable communications with the license holder and plans in the next several months to discuss amending the license agreement and its terms. To meet future payments as required and agreed upon, the Company will need to raise additional capital over the next year.

The Company has determined the value of the license agreement has diminished materially due to the expiration of 10 of the patents and 2 year term on the remaining three. In addition, the Company research and development has advanced the development of the product requiring a new patent to cover its product. In September 2014 the Company applied for a provisional patent which is pending.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by continuing established relationships with third-party manufacturers and other service providers to perform these services for us. We do not have any long-term agreements or commitments for these services. Likewise, we do not have any long-term agreements or commitments with vendors to supply the underlying component materials of our drug candidates, some of which are available from only a single supplier. We intend to continue those relationships to maintain our supply of the drug candidates. Should any of our drug candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with the commercial production of our products. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our potential competitors include, but are not limited to, Genentech, GlaxoSmithKline, Roche, Boehringer Ingelheim, Takeda, Array Biopharma and Ambit Biosciences. We are an early stage company with no history of operations and we only recently acquired the rights to the drug candidates we expect to develop. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of our competitors have more experience than us in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. We anticipate that we will face intense competition.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position.

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and it’s implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;

Development of a manufacturing process in accordance with the FDA’s Good Manufacturing Practice (GMP) regulations;

•	submission to the FDA of an Investigational New Drug application for human clinical testing, which must pass FDA review before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a Biologics License Application after completion of all pivotal clinical trials;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (cGMPs); and

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the drug in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The Company cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an Institutional Review Board (IRB) for each medical center proposing to conduct the clinical trial must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and it must monitor the study until it is completed. Study subjects must sign an informed consent form before participating in a clinical trial.

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain time points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach an agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 3 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach an agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of the protocol assessment are evident, and may not be changed except under a few specific circumstances.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop and validate methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. A BLA must be accompanied by a significant user fee, which is waived for the first BLA submitted by a qualifying small business.

The testing and approval process requires substantial time, effort and financial resources. The agency reviews the application and may deem it to be inadequate to support the registration, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.

Before approving a BLA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. If the FDA evaluates the BLA and the manufacturing facilities are deemed acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the BLA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of BLA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

The FDA may deny approval of a BLA by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Alternatively, approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exist an initial review within 6 months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Post-Approval Requirements

Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA, typically a new BLA or NDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved BLA are required to: (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall of the product from the market or withdrawal of approval of the BLA for that drug.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant BLA.

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b) (2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b) (2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of foreign countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

In the European Economic Area, or EEA (which is comprised of the 27 member states of the EU, or Member States, plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the specific product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States (i.e., in the Reference Member State and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from 8 years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one year period of marketing exclusivity is possible if during the data exclusivity period (the first 8 years of the 10 year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of 8 years. After 8 years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until 2 years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the 8 year data exclusivity period. In Japan our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial.

Pricing and Reimbursement

In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payers such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our products for formulary coverage and reimbursement. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payers may not provide coverage and reimbursement for our product candidates, in whole or in part.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted that could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;

•

a new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the donut hole; and

•	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system. Future legislation, including the current versions being considered at the federal level in the United States or regulatory actions implementing recent or future legislation, may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Because the adoption of certain proposals could limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payers.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. We do, however, have worldwide commercialization rights for our drug candidates. In order to commercialize any of our drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to develop the necessary marketing, sales and distribution capabilities.

The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to collect additional data or conduct additional pre-clinical studies and clinical trials. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Outside the United States, our ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country.

We may also be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there is an increasing number of state laws that require manufacturers to provide reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and, if our capital stock becomes listed on a national securities exchange, we will be subject to the regulations of such exchange on which our shares are traded. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Employees

As of the date of this prospectus, we have no full-time employees. Our officers and directors currently act as consultants to the Company in addition to their own jobs. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring full-time employees devoted to research, product and business development activities over the next few years. In addition, we intend to use clinical research organizations and other third parties to perform our clinical studies and manufacturing.

ITEM 1A: RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

Risks Related to our Business

We currently have no product revenues and no products approved for marketing, and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidate is pritumumab, and this product is not approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. We have not begun any clinical trial for pritumumab nor have we filed an investigational new drug (IND) application, which will be required before we may commence human clinical trials in the U.S.

Moreover, each of these drug candidates will require time and capital before we can even apply for an IND for approval from the FDA or commence clinical trials. Therefore, for the foreseeable future, we do not expect to achieve any product revenues and will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings. We will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on our stockholders.

We intend to use the services of outside service providers to conduct our clinical trials and manufacture our products. We have not entered into any agreements with any outside service providers to provide these services to us and there can be no assurance as to what it may cost the Company to secure these outside services.

Development, Regulatory Approval and Marketing of Products

The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain and involves a high degree of risk and cost. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can fail at any stage of the process, including as the result of unfavorable clinical trial results. There can be no assurance regarding our ability to meet anticipated clinical trial commencement and completion dates, regulatory submission dates, and launch dates for product candidates, or as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products, and there is no assurance that any of our proposed products will receive regulatory approval and/or be commercially successful.

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gave the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Non-U.S. regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our proposed products, or products similar to our proposed products, could negatively impact demand for these products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of these products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of these products if and when they reach the market.

The expiration or loss of patent protection and licenses may affect future revenues and operating income.

The Company’s proposed products will rely on patent and trademark and other intellectual property protection. To the extent any of the Company’s intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow the Company to compete effectively, our business will suffer.

The Company is obligated under its license agreement to pay $1,792,650 to the patent holder and is presently delinquent under the original terms of the license agreement. The Company is currently making payments to the patent owner but the patent owner could take action to terminate the license agreement now or in the future if the Company is unable to make these license payments.

Competitors' intellectual property may prevent the Company from selling its proposed products or have a material adverse effect on the Company’s future profitability and financial condition.

Competitors may claim that our product infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require the Company to enter into license agreements. The Company cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject the Company to significant damages or an injunction preventing the manufacture, sale or use of affected products. Any of these events could have a material adverse effect on our profitability and financial condition.

The Company research and development efforts may not succeed in developing commercially successful products and technologies, which may cause revenue and profitability to decline.

The Company is committing substantial efforts, funds, and other resources to research and development of its proposed products. A high rate of failure is inherent in the research and development of new products and technologies. The Company will be required to make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested.

 Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if the Company successfully develops new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. The Company cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause the Company’s products to become obsolete, causing our revenue and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Any products that the Company is able to develop will face intense competition from its competitors' products. Competitors' products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors' products.

Product liability claims may occur for our products, which could have a material adverse effect on revenues and financial condition.

The Company, once its product(s) make it to market, may be subject to product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on our business and reputation and on our ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income or exposure to other claims. The Company will attempt to obtain sufficient product liability insurance but may not be able to obtain such coverage or obtain sufficient coverage to product itself completely from said potential claims. Product liability claims could have a material adverse effect on our profitability and financial condition.

We have a limited operating history and are not profitable and may never become profitable.

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2015 is $6,231,487. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence development of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

•	undertaking pre-clinical development and clinical trials;

•	hiring additional personnel;

•	participating in the regulatory approval processes;

•	manufacturing and formulating products;

•	initiating and conducting sales and marketing activities; and,

•	implementing additional internal systems and infrastructure.

We will need to raise additional capital in order to fund our business and generate significant revenue in order to achieve and maintain profitability. Additional financing may cause dilution to current investors and there can be no assurance that any additional financing will be on terms that are favorable to the Company and our shareholders. Without ongoing revenue, our ability to stay in business is contingent on outside capital and we currently have no commitments for such capital.

The departure of certain key personnel could affect the financial condition of the Company due to the loss of their expertise.

Our business plan was developed by our officers and will depend on their ability to develop pharmaceutical products. Without their expertise, it is unlikely we will be able to complete the development, testing and FDA approval process. We do not have the funds, at this time, to hire additional personnel and without our current management team, it is unlikely we would be able to obtain further funding. The loss of any member of management would severely hinder our ability to develop our proposed products. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial conditions. We do not maintain key man life insurance on any of our officers or employees.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not have sufficient funding, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the year ended March 31, 2015 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2009 and do not have a history of earnings in recent years. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee which may compromise the management of our business.

Currently, we do not have an independent audit committee. Our Board of Directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

Risks Relating to Our Common Stock

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all of the accounting disclosure that other companies will be required to provide which may limit an investor’s ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor’s ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a “Smaller Reporting Company” allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor’s ability to compare us to other companies.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors;

•	additions or departures of key personnel;

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and,

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, $.001 par value. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

In the future, the Company might authorize a class of preferred stock with rights and preferences superior to those of the common stockholders and which might contain provisions giving them priority over the rights of the common stockholders. Any such class of preferred stock may result in substantial dilution to our common stockholders and have an adverse effect on any trading market for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

ITEM 1B: UNSOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: PROPERTIES

Our principal executive offices consisting of 250 square feet of space, are located at 8400 Miramar Road, Suite 247, San Diego, CA 92126, which we rent for $350 per month on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol “NBIO”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Jin En International Group Holdings Inc.” under the symbol, “JINE”. On July 29, 2014, we changed our name to “Nascent Biotech Inc.” upon completion of our merger with our wholly owned subsidiary, “Nascent Biotech Inc.” and our trading symbol was changed to our current trading symbol, “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2015	1.50	0.80
June 30, 2015	1.51	1.00
March 31, 2015	1.01	0.06
December 31, 2014	0.06	0.06
March 31, 2014	0.06	0.06
June 30, 2014	0.06	0.06
March 31, 2014	0.06	0.06
December 31, 2012	0.06	0.06

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 2, 2015, there were approximately 126 holders of record of our common stock. As of such date, 18,064,600 common shares were issued and outstanding.

Our transfer agent is Transfer On Line, Inc. Their mailing address is 512 SE Salmon Street, Portland, OR, 97214 and their telephone number is (503) 227-2950.

Equity Compensation Plans

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine.

We currently have 300,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to four key employees and directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2015.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period from April 1, 2015 through June 30, 2015 the Company issued 500,000 shares of common stock for cash proceeds of $500,000. The Company relied on exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2015 and March 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended March 31, 2015, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2015 were $2,123,076 included research and development cost $1,674,925 and general and administrative expenses of $469,835 offset by a gain on the settlement of accounts payable of $21,684 which compares to operating expenses of $571,404 with research and development costs of $383,718 and general and administrative costs of $186,596 and depreciation of $1,090 in 2014, representing an increase of $1,551,669 in expenses incurred during fiscal 2015 over 2014. The increase was primarily due to the increase of research and development costs of $1,291,207.

Other expenses totaled $29,053 for the year ended March 31, 2015 compared to $1,346,448 for the same period in 2014. A loss for extinguishment of related parties’ liabilities of $1,284,558 for the year ended March 31, 2014 was the major impact on the higher other expense in 2014 over 2015.

Revenue, Net Income and Loss

We have had no revenues for the years ended March 31, 2015 and March 31, 2014.

Our net loss for the year ended March 31, 2015 was $2,152,129 compared to a net loss of $1,917,852 during the year ended March 31, 2014. The increase in net loss is primarily due to higher research and development costs in 2015 over the same period in 2014.

Our operations to date have been financed by the sale of our common stock. Our two largest expenses to date have been research and development and consulting fees. The research and development will continue to grow as the product begins it clinical trials in the next fiscal year.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2015 we had cash of $107,571 as compared to $113,832 in cash at March 31, 2014. Our accounts payable at March 31, 2015 were $1,275,938 and $88,571 as at March 31, 2014. The accounts payable consist mainly of payables to two vendors that are manufacturing and testing our products.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets as of March 31, 2015 was cash of $107,571 and prepaid expenses of $2,066 for total current assets of $109,637 as compared to total current assets of $115,007 consisting of cash of $113,832 and prepaid expenses of $1,175 as of March 31, 2014. The decrease in current assets was entirely due to a decrease in prepaid expenses and cash.

Our total current liabilities as of March 31, 2015 were $3,084,590 as compared to total current liabilities of $1,565,185 as of March 31, 2014. The increase in current liabilities was primarily attributed to an increase in an increase in accounts payable and license agreement liability.

As of March 31, 2015 the Company had negative working capital of $2,974,953 compared to negative working capital of $1,450,178. The increase in negative working capital of $1,524,775 from 2014 to 2015 can be attributed to an increase in accounts payable of $1,187,367 and an increase in the license liability of $321,333.

Cash Flows

Operating Activities

Cash used in operating activities was $473,297 for the fiscal year ended March 31, 2015 compared to cash used in operating activities of $129,529 for the fiscal year ended March 31, 2014. The increase in cash used in operating activities is attributed to a larger net loss offset by an increase in accounts payable.

Investing Activities

Cash used in investing activities was $827,964 for the fiscal year ended March 31, 2015 compared to cash used in investing activities of zero for the fiscal year ended March 31, 2014. The cash used in investing activities was for the purchase of materials held for research and development with alternative future use.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2015 was $1,295,000, compared to $163,068 for the fiscal year ended March 31, 2014. The increase in cash provided by financing activities is due to the sale of common stock of $1,295,000 in 2015 with the sale of common stock of $50,000 and advances from related parties of $113,068 for the same period in 2014.

Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2015, our company has accumulated losses of $6,231,487 and shareholder deficit of $2,206,989. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2015, MaloneBailey, LLP, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of $5,000,000 in order to enable us to proceed with our plan of operations, including approximately $4,000,000 to complete our phase 1 and phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

If we are unable to raise the funds that we require to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	47	July, 2014
Mark Glassy	Chief Science Officer and Director	63	July, 2014
Lowell Holden	Chief Financial Officer and Director	72	July, 2014
Brandon Price	Senior VP Business Development and Director	67	July, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Dr. Mark Glassy- Chief Science Officer and Director - Dr. Glassy is the Chairman, Chief Science Officer of Nascent Biotech and the Director and Professor at the Integrated Medical Science Association Foundation. Dr. Glassy has served as an officer and director of the Company since July, 2014. Prior to that, Dr. Glassy was an officer and director of Nascent Biologics, Inc. from July, 2008 until the exchange agreement with the Company. Glassy has held several upper-management positions in commercial biotechnology. He was co-founder and CEO of Shantha West, Inc, a subsidiary of India-based Shantha Biotechnics of Hyderabad, India. Shantha West resulted from a joint venture between East/West Laboratories Inc. (Predecessor Company to Shantha West, Inc.) and Shantha Biotechnics. Shantha was subsequently sold to Merieux Alliance in 2007. Prior to that, Glassy served as Vice President of Research and Development for Novopharm Biotech Inc. He has prepared and directed several FDA-approved clinical trials involving human monoclonal antibodies to cancer. Prior to Novopharm, Glassy was Director of Immunology at Brunswick Biotechnetics and Chief of the Human Antibody Program at Biotherapeutics, Inc. In 1980, Glassy joined the Department of Medicine and Cancer Center of the University of California, San Diego faculty and is currently a Visiting Scholar in the Mechanical and Aerospace Engineering Department at UCSD. He did his post-doctoral studies in molecular immunology as a Research Fellow at Scripps Clinic & Research Foundation in La Jolla, CA. Glassy, who received his Ph.D. (summa cum laude) in biochemistry from the University of California, Riverside in 1978, has 160 publications in the scientific and medical literature, is the Editor-In-Chief of the journal, Human Antibodies, serves as the chairman of the international conference series on human antibodies, and has been awarded several patents in the field of human monoclonal antibodies.

Dr. Glassy has extensive experience in identifying and developing monoclonal antibodies for use in the treatment of cancer. Dr. Glassy is recognized as being amongst the first researchers to isolate monoclonal antibodies in which his research greatly enhanced the development and scientific acceptance of human hybridoma technology. His work resulted in him receiving the Arthur Furst Award for scientific excellence and contribution to humankind in 2003. In addition, prior to founding Nascent, he held various executive office positions at Shantha West, Inc., a drug discovery company with operations in California and India. He also had long tenure as a professor of immunology at University of California, San Diego.

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Executive Officer and director of PTS, Inc (PTSH) and Chief Financial Officer of Silverstar Mining, Inc (SLVM). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor’s of Science degree from Iowa State University.

Dr. Brandon Price Senior Vice President, Business Development and Director - Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops and registers human and veterinary products (pharmaceuticals, diagnostics and medical devices) for Latin American markets. Dr. Price has been CEO of four biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland’s counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the Boards of four companies, and chairs the Advisory Board for the Professional Science Management Program in Bioinformatics at Virginia Commonwealth University (Richmond, VA). Presently, he is Visiting Professor at the University of Guadalajara School of Business where he teaches the course “Entrepreneurism and Business Planning”. He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today and is a Director and Senior Vice President of Nascent Biotech, Inc from 2014 to date.

Sean Carrick – President and Director - Sean Carrick brings to Nascent a career that spans more than 25 years of experience building and leading successful medical device, Pharmaceutical and Biotech companies in large, mid-cap and venture-backed stages. Previously, Mr. Carrick served as President of Silver Star Mining Corporation January 1, 2013 to November, 2013. There he was responsible for all business management and strategic direction. Prior to Silverstar Mr. Carrick served as Director of Sales, Southern US August 2010 through November 2012 at Maquet Medical Systems and Florida Director of Sales at the Linvatec Division of Conmed Corporation (December 2007 through July 2010. Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College and Maquet Medical Systems.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that one director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2015.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Yes
Mark Glassy	Officer, Director	Yes
Brandon Price	Officer, Director	No - One Form 3 was filed late after the acquisition of stock
Lowell Holden	Officer, Director	Yes

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Incorporation laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our entire board of directors. Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)	Total Compensation

Mark Glassy(1) CEO, Director	2015	43,000	-	-	-	-	-	-	43,000
	2014	90,000	-	-	-	-	-	-	90,000
	2013	120,000	-	-	-	-	-	-	120,000

Brandon Price Senior VP	2015	12,000	-	-	-	-	-	-	12,000
Business Development – Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Sean Carrick President – Director	2015	39,500	-	-	-	-	-	-	39,500
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Lowell Holden(2) CFO, Director	2015	44,000	-	-	-	-	-	-	44,000
	2014	5,000	-	-	-	-	-	-	5,000
	2013	-	-	-	-	-	-	-	-

(1) Mr. Glassy accrued salaries in 2014 and 2013 but was not paid. The accrual was exchange for common stock as part of the merger of Nascent Biologic Inc into Nascent Biotech Inc on March 15, 2014.

(2)  Mr. Holden through his Company LS Enterprises, Inc received $5,000 consulting fee for accounting work in the year ended March 31, 2014.

As of March 31, 2015, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan has been approved by our stockholders. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The 2015 Plan is administered by the Board of Directors.

As of March 31, 2015 the Company has 355,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to four key employees and directors and two consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All of the options are exercisable between $0.35 and $0.50 per share.

The following table sets forth the option holder as of March 31, 2015:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	75,000
Mark Glassy	Officer and Director	75,000
Brandon Price	Officer and Director	75,000
Lowell Holden	Officer and Director	75,000
Employees and consultant as a group	-	55,000
Total		355,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	--	1,145,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,500,000	--	1,145,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception to March 31, 2015.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors have received stock options to purchase common shares as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. No director received and/or accrued any cash compensation for their services as a director, including committee participation and/or special assignments. The directors were awarded an aggregate of 300,000 options for the efforts as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2015 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Mark Glassy 8400 Miramar Road, Suite 247 San Diego, CA 92126	4,186,500	23.2%

Common	Lowell Holden 8400 Miramar Road, Suite 247 San Diego, CA 92126	100,000	.06%

Common	Brandon Price 8400 Miramar Road, Suite 247 San Diego, CA 92126	275,000	1.5%

Common	Sean Carrick 8400 Miramar Road, Suite 247 San Diego, CA 92126	200,200	1.2%

Common	All directors and executive officers as a group (4 persons)	4,781,500	26.5%

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which our company is proposed to be a party:

A.	any director or officer;

B.	any proposed nominee for election as a director;

C.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

D.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Board Independence

As currently constituted and applying the rules of NASDAQ none of the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

We currently act with four directors, consisting of Brandon Price, Lowell Holden, Mark Glassy and Sean Carrick. We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey LLP:

	2015	2014
Audit fees	$25,200	$13,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT BIOTECH INC.
(Registrant)

Dated: July 2, 2015	By:	/s/ Sean Carrick
Sean Carrick
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 2, 2015	By:	/s/ Sean Carrick
Sean Carrick
President, Secretary and Director

Dated: July 2, 2015	By:	/s/ Mark Glassy
Mark Glassy,
Chief Science Officer and Director

Dated: July 2, 2015	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director

	By:	/s/ Brandon Price
Dated: July 2, 2015		Brandon Price
Senior VP Business Development and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nascent Biotech, Inc.

Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. and subsidiary (collectively, the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nascent Biotech, Inc. and subsidiary as of March 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 2, 2015

NASCENT BIOTECH, INC

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$107,571	$113,832
Prepaid expenses	2,066	1,175
Total current assets	109,637	115,007

Materials held for research and development with alternative future use	827,964	--
Total assets	$937,601	$115,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,275,938	$88,571
Accounts payable to related parties	4,672	5,297
License agreement liability	1,792,650	1,471,317
Accrued interest	5,000	--
Derivate liability	6,330	--
Total current liabilities	3,084,590	1,565,185

Convertible note	60,000	--

Total liabilities	3,144,590	1,565,185

Stockholders’ deficit:
Preferred stock, $0.001par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value,100,000,000 authorized, 17,564,600 and 7,000,200 issued and outstanding, respectively	17,564	7,000
Additional paid-in capital	4,006,934	2,622,180
Accumulated deficit	(6,231,487)	(4,079,358)
Total stockholders’ deficit	(2,206,989)	(1,450,178)
Total liabilities and stockholders’ deficit	$937,601	$115,007

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2015	2014

Operating expenses:
General and administrative expense	$469,835	$186,596
Gain on settlement of accounts payable	(21,684)	--
Depreciation	--	1,090
Research and development	1,674,925	383,718
Loss from operations	(2,123,076)	(571,404)

Other income (expense):
Interest income	61	--
Loss on extinguishment of related party liabilities	--	(1,284,558)
Loss on change in fair value of derivative liabilities	(5,112)	--
Loss on extinguishment of liabilities	--	(49,950)
Interest expense	(24,002)	(11,940)
Total other income (expense)	(29,053)	(1,346,448)

Net loss	$(2,152,129)	$(1,917,852)

Net loss per share, basic and diluted	$(0.15)	$(0.61)

Weighted average number of shares outstanding, basic and diluted	13,986,980	3,147,708

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED MARCH 31, 2015 AND 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2013	2,687,500	$2,688	$212,687	$(2,161,506)	$(1,946,131)

Cancellation of common stock	(1,500,000)	(1,500)	1,500	--	--
Common stock issued for related party liabilities	4,211,500	4,211	2,166,179	--	2,170,390
Common stock issued for liabilities	101,000	101	100,899	--	101,000
Common stock issued for cash	500,000	500	49,500	--	50,000
Common stock issued in reverse merger	1,000,200	1,000	91,415	--	92,415

Net loss	--	--	--	(1,917,852)	(1,917,852)

Balance at March 31, 2014	7,000,200	7,000	2,622,180	(4,079,358)	(1,450,178)

Common stock issued in reverse merger	22,829,400	22,829	(41,829)	--	(19,000)
Cancellation of common stock	(15,000,000)	(15,000)	15,000	--	--
Common stock issued for cash	2,735,000	2,735	1,292,265	--	1,295,000
Option expense	--	--	119,318	--	119,318

Net loss	--	--	--	(2,152,129)	(2,152,129)

Balance at March 31, 2015	17,564,600	$17,564	$4,006,934	$(6,231,487)	$(2,206,989)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(2,152,129)	$(1,917,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	1,090
Option expense	119,318	--
Change in fair value of derivative liabilities	5,112	--
Derivative warrants issued for services	1,218	--
Loss on extinguishment of related party liabilities	--	1,284,558
Gain on settlement of accounts payable	(21,684)	--
Loss on extinguishment of liabilities	--	49,950
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,255,051	54,299
Accounts payable to related party	(625)	63,000
License agreement liability	321,333	332,417
Prepaid expenses	(891)	3,009
Net cash used in operating activities	(473,297)	(129,529)

Cash flows from investing activities
Purchase of materials held for research and development with alternative future use	(827,964)	--
Cash received in reverse merger	--	79,915
Net cash (used in) provided by investing activities	(827,964)	79,915

Cash flows from financing activities:
Advances from related parties	--	113,068
Proceeds from sale of common stock	1,295,000	50,000
Net cash provided by financing activities	1,295,000	163,068

Net (decrease) increase in cash	(6,261)	113,454
Cash – beginning of year	113,832	378
Cash – end of year	$107,571	$113,832

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued in reverse merger	$19,000	$12,500
Common stock issued for liabilities	--	51,050
Common stock issued for related party liabilities	--	885,832
Cancellation of common stock	15,000	1,500

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net liabilities of Jin-En consisted of the following as of the date of the merger:

Receivable from Biotech	$60,000
Accounts payable	(19,000)
Convertible note	(60,000)
Net liabilities	$(19,000)

Nascent Biotech is engaged in the research and development of the antibodies for control of certain types of cancer in humans.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Nascent Biotech, Inc. and its wholly-owned subsidiary Nascent Biologics, Inc. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and consultants in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At March 31, 2015 the Company had $827,964 in deferred development costs.

Materials Held for Research and Development with Future Alternative Use

The Company has incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. Of the materials, 110 grams have been designated for use in the brain cancer clinical trials and has been expensed as of March 31, 2015 as research and development. The Company has determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Under the guidelines of ASC 730-10-25-2, Research and Development, the Company has capitalized the cost of the 314 grams of material that will not be used in the present trials but is available for future alternative use. The capitalize costs will be expensed as research and development as the materials are consumed in their use for alternative clinical trials.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2015 and 2014, depreciation expense totaled zero and $1,059, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2015 and 2014.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of FASB ASC 740, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations includes the dilutive effect of common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014:
Assets
None	$-	$-	$-	$-
Liabilities
None	$-	$-	$-	$-
As of March 31, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$6,330	$6,330

The following table summarizes the change in the fair value of the derivative liabilities during the year ended March 31, 2015:

Fair value as of March 31, 2014	$-
Additions at fair value	1,218
Transfers in (out) of Level 3	-
Change in fair value	5,112
Fair value as of March 31, 2015	$6,330

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $2,974,953 and an accumulated deficit of $6,231,487 as of March 31, 2015. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4– RELATED PARTY TRANSACTIONS

As of March 31, 2015 and 2014, the Company had accounts payable to officers and Directors of $4,672 and $5,297, respectively. The amounts are unsecured, bear no interest and are due on demand. The amounts are owed for services provided and advances. During the year ended March 31, 2015 the Company reduced the payable balance by $625.

During the year ended March 31, 2014, the Company issued an aggregate of 4,211,500 common shares for the extinguishment of related party liabilities totaling $885,832. This resulted in a loss on the extinguishment of related party liabilities of $1,284,558.

Of the 4,211,500, 4,011,500 were issued to Mark Glassy to repay liabilities resulting from salaries, loans to the Company and advance made to the Company for payment of Company liabilities. In addition, the Company issued 100,000 shares of common stock to Brandon Price, a director of the Company and 100,000 shares to Rishab Gupta an officer of Nascent Biologics to repay liabilities resulting from past consulting services.

On January 27, 2015 the Company issued 300,000 options with an exercise price of $0.50 per share to four officers and directors. (See Note 8 – Options)

NOTE 5 – LICENSE LIABILITY

The Company holds a license from a third party for certain patents and related material related to Pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the licenses agreement. The license was entered into by Nascent Biologics, Inc. in March 2009 granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installments of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company’s development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologic or the Company after the acquisition of Nascent Biologic. Presently, the Company is paying the license holder $1,000 per month toward satisfaction of the consideration for the license agreement. As of March 31, 2015 and 2014, $1,792,650 and $1,471,317, respectively was accrued and unpaid under this license agreement.

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

The Company has determined the value of the license agreement has diminished materially due to the expiration of 10 of the patents and 2 year term on the remaining three. In addition, the Company’s research and development has advanced the development of the product requiring a new patent to cover its product. The new patent has been applied for by the Company.

The future minimum payments due under this license agreement for the five years following 2014 are as follows:

2016	$1,992,650
Thereafter	$-

NOTE 6 – CONVERTIBLE NOTE

On May 5, 2014 the Company issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The note is convertible into common stock of the Company at $0.01 per share and matures on May 5, 2019. As of March 31, 2015, the outstanding balance under the note was $60,000.

NOTE 7 – COMMON STOCK

During the year ended March 31, 2014 the Company issued an aggregate of 500,000 common shares at $0.10 per share for cash proceeds of $50,000.

During the year ended March 31, 2014, the Company issued an aggregate of 4,211,500 common shares for the extinguishment of related party liabilities totaling $885,832 resulting in a loss on the extinguishment of related party liabilities of $1,284,558.

During the year ended March 31, 2014, the Company issued an aggregate of 101,000 common shares for the extinguishment of third party liabilities totaling $51,050 resulting in a loss on the extinguishment of liabilities of $49,950.

During the year ended March 31, 2014, 1,500,000 common shares were returned to the Company and cancelled in exchange for the rights to certain patents which had no book value.

On March 21, 2014, the Company issued 1,000,200 common shares as part of a reverse merger valued at $92,415 which represents the net assets of Nascent Biotech, Inc. on the date of the share exchange (see Note 1). Net assets recognized included cash and equivalents of $79,915, prepaid expenses of $15,000 and $2,500 of accounts payable.

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “loss on change in fair value of derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2015 using the following key inputs: market price of the Company’s common stock $0.10 to $0.50 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $1,218 on May 20, 2014 and $6,330 on March 31, 2015 which resulted in a loss on the change in fair value of derivative liability of $5,112.

On July 15, 2014, the Company issued 22,829,400 common shares as part of a reverse merger valued at $19,000 which represents the net liabilities of Jin-En Group International Holding Company on the date of the share exchange (see Note 1).

On July 15, 2014 the Company cancelled 15,000,000 shares of common stock

During the year ended March 31, 2015, the Company issued an aggregate of 2,735,000 common shares for cash proceeds of $1,295,000.

NOTE 8 – OPTIONS

The Company under its 2015 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On January 27, 2015 the Company issued 355,000 options with an exercise prices between $0.35 and $0.50 per share to four officers and directors and two consultants of the Company. A volatility of 250%, market price of common stock of $1.25 and a discount rate of 1.81% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options was determined to be $443,069. The fair value is being recognized as stock-based compensation over the vesting period of the options. During the year ended March 31, 2015, the Company expensed $119,318. The unrecognized future balance to be expensed over the remaining vesting term of the options is $323,751.

The following sets forth the options granted and outstanding during the year ended March 31, 2015:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended March 31, 2014	--	$--	--		$--
Granted	355,000	0.49	9.84
Exercised	--	--	--
Outstanding at Year Ended March 31, 2015	355,000	$0.49	9.84	71,000	$39,950

NOTE 9 – INCOME TAXES

At March 31, 2015 and 2014, the Company had federal net operating loss carry forwards of approximately $4,794,230 and $2,746,793, respectively, which expire in varying amounts beginning in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Deferred tax assets:
Net operating loss	$1,677,981	$961,027
Less: Valuation allowance	(1,677,981)	(961,027)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015.

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2015 is $827,964 associated with 313 grams. These capitalize costs will be expensed as research and development as the materials are consumed. As of March 31, 2015, the production of the 424 grams was not yet complete. The Company will obtain ownership of the Pritumumab upon payment of all outstanding payables owed to the manufacturer. As of March 31, 2015, the Company had a payable balance of $1,197,936 owed to the manufacturer related to the production of the Pritumumab and other services provided.

NOTE 11 – SUBESQUENT EVENTS

During the period from April 1, 2015 through June 30, 2015 the Company issued 500,000 shares of common stock for cash proceeds of $500,000.

On April 1, 2015 the Company granted a consultant to the Company 30,000 options that are exercisable at $0.70 per share. The options are granted under the 2015 option program, vest monthly over one year and expire after 10 years.

On July 1, 2015 the material supplier to the Company issued a notice of default and demand for payment of the outstanding balances the Company owes the vendor. The total amount demanded is $1,196,191.

