Form 10-Q
period 2015-06-30
Nascent Biotech Inc.
filed 2015-07-30
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0612715
(State of Incorporation)	(IRS Employer Identification No.)

8400 Miramar Road/Suite 247 San Diego CA	92126
(Address of Principal Executive Offices)	(Zip Code)

(612) 961-5656

(Registrant's Telephone Number)

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

As of July 30, 2015, the Registrant had 18,064,600 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$107,126	$107,571
Prepaid expenses	5,126	2,066
Total current assets	112,252	109,637

Materials held for research and development with alternative future use	827,964	827,964
Total assets	$940,216	$937,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,505,153	$1,275,938
Accounts payable to related parties	4,672	4,672
License agreement liability	1,789,650	1,792,650
Accrued interest	10,000	5,000
Derivate liability	18,719	6,330
Total current liabilities	3,328,194	3,084,590

Convertible note payable	60,000	60,000
Total liabilities	3,388,194	3,144,590

Stockholders' deficit:
Preferred stock, $0.001par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value,100,000,000 authorized, 18,064,600 and 17,564,600 issued and outstanding, respectively	18,064	17,564
Additional paid-in capital	4,561,938	4,006,934
Accumulated deficit	(7,027,980)	(6,231,487)
Total stockholders' deficit	(2,447,978)	(2,206,989)
Total liabilities and stockholder deficit	$940,216	$937,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Operating expenses:
General and administrative expense	$160,230	$83,329
Gain on settlement of accounts payable	--	(21,684)
Research and development	600,051	170,000
Loss from operations	(760,281)	(231,645)

Other income (expense):
Loss on change in fair value of derivative liability	(12,389)	--
Interest expense	(23,823)	(264)
Total other income (expense)	(36,212)	(264)

Net loss	$(796,493)	$(231,909)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	17,786,303	7,290,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Cash flows from operating activities:	$(796,493)	$(231,909)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	12,389	--
Gain on settlement of accounts payable	--	(21,684)
Option expense	55,504	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	234,215	67,230
Accounts payable to related parties	--	(625)
License agreement liability	(3,000)	--
Prepaid expenses	(3,060)	--
Net cash used in operating activities	(500,445)	(186,988)

Cash flows from financing activities:
Proceeds from convertible note payable	--	55,000
Proceeds from sale of common stock	500,000	50,000
Net cash provided by financing activities	500,000	105,000

Net decrease in cash	(445)	(81,988)
Cash – beginning of year	107,571	113,832
Cash – end of year	$107,126	$31,844

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc ("Biotech") was incorporated on March 3, 2014 under the laws of the State of Nevada.

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

The net liabilities of Jin-En consisted of the following as of the date of the merger:

Receivable from Biotech	$60,000
Accounts payable	(19,000)
Convertible note payable	(60,000)
Net liabilities	$(19,000)

Nascent Biotech is engaged in the research and development of the antibodies for control of certain types of cancer in humans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended March 31, 2015 In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $3,215,942 and an accumulated deficit of $7,027,980 as June 30, 2015. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company had accounts payable to officers and Directors of $4,672. The amounts are unsecured, bear no interest and are due on demand. The amounts are owed for services provided and advances resulting from expenses paid on behalf of the Company.

NOTE 5 – LICENSE LIABILITY

The Company holds a license from a third party for certain patents and related material related to Pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the licenses agreement. The license was entered into by Nascent Biologics, Inc. in March 2009 granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installment of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company's development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologic or the Company after the acquisition of Nascent Biologic. Presently, the Company is paying the license holder $1,000 per month toward satisfaction of the consideration for the license agreement. As of June 30, 2015 and March 31, 2015, $1,789,650 and $1,792,650, respectively was accrued and unpaid under this license agreement. During the three months ended June 30, 2015 the Company paid $3,000 towards the license liability.

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

The future minimum payments due under this license agreement for the five years from 2015 are as follows:

2016	$1,989,650
Thereafter	$-

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "loss on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of June 30, 2015 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $6,330 as of March 31, 2015 and $18,719 as of June 30, 2015 which resulted in a loss on the change in fair value of derivative liability of $12,389.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Level 3— Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$18,719	$18,719

The following table summarizes the change in the fair value of the derivative liability during the three months ended June 30, 2015:

Fair value as of March 31, 2015	$6,330
Additions
Transfers in (out) of Level 3	-
Change in fair value	12,389
Fair value as of June 30, 2015	$18,719

NOTE 7 – COMMON STOCK

During the three month period ended June 30, 2015 the Company issued 500,000 shares of common stock for $500,000 in cash.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On May 5, 2014 Jin-En issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The Note is convertible into common stock of the Company at $0.01 per share and matures on May 5, 2019. As of June 30, 2015 the outstanding balance under the note was $60,000 plus accrued interest of $10,000.

NOTE 9 – OPTIONS

The Company under its 2015 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company's common stock.

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

On April 1, 2015 the Company granted a consultant to the Company 30,000 options that are exercisable at $0.70 per share. A volatility of 250%, market price of common stock of $1.05 and a discount rate of 1.87% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options was determined to be $31,436. The fair value is being recognized as stock-based compensation over the vesting period of the options.

During the period ended June 30, 2015, the Company expensed $55,504 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $299,684.

The following sets forth the options granted and outstanding as of June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value

Outstanding at Year Ended March 31, 2015	355,000	$0.49	9.84	71,000	$39,950
Granted	30,000	0.70	9.76	6,000	--
Exercised	--	--	--	--	--
Outstanding at June 30, 2015	385,000	$0.51	9.61	77,000	$77,470

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of June 30, 2015 and March 31, 2015 is $827,964 associated with 313 grams. These capitalize costs will be expensed as research and development as the materials are consumed. As of June 30, 2015 and March 31, 2015, the production of the 424 grams was not yet complete. The Company will obtain ownership of the Pritumumab upon payment of all outstanding payables owed to the manufacturer. As of June 30, 2015, the Company had a payable balance of $1,197,936 owed to the manufacturer related to the production of the Pritumumab and other services provided. The Company made payment arrangements on the outstanding invoices with the manufacture but was unable to meet the terms of payment. The Company is in default on the payment of these outstanding invoices.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

NASCENT BIOTECH INC., a Nevada corporation ("Nascent" or the "Company") was originally incorporated on May 13, 2009 as "Jin-En International Group Holding Company" to operate an online retail fur boutique for the Chinese market. In July, 2014, Jin-En entered into an Exchange Agreement with an entity formerly known as Nascent Biotech, Inc., a Nevada corporation which is now known as Nascent Biologics, Inc. ("Biologics"). As part of the Exchange Agreement, Jin-En changed its name to "Nascent Biotech Inc." and the entity formerly known as "Nascent Biotech, Inc.", changed its name to Nascent Biologics, Inc. and became the Company's wholly owned subsidiary. Articles of Exchange were filed with the Nevada Secretary of State describing this transaction. The shareholders of Biologics exchanged their shares in Biologics for shares in Jin-En on a one-to-one ratio, for a total issuance by Jin-En to the Biologics shareholders of an aggregate of 7,500,200 shares. As part of the transaction, the largest Jin-En shareholder returned 15,000,000 shares of Jin-En common shares for cancellation and those shares were returned to the treasury.

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

Results of Operations

The Company recorded no revenue during the three months ended June 30, 2015 and 2014.

General and administrative expenses for the three months ended June 30, 2015 was $160,230 compared to $83,329 in 2014, respectively. This increase in expenses for the three months ended June 30, 2015 over the same period in 2014 was a result of increased activity to support the research and development efforts of the Company.

Research and development expenses for the three months ended June 30, 2015 was $600,051 compared to $170,000 in 2014, respectively. This increase in expenses for the three months ended June 30, 2015 over the same period in 2014, both in dollars and percentages, reflects increased spending in the research program and production of product for the clinical studies estimated to commence in the first calendar quarter of 2016.

Total other income or expense incurred in the three months ended June 30, 2015 was $36,212, consisting of interest of $23,823 and loss on fair value of derivative liability of $12,389 compared to interest expense of $264 for the same period in 2014.

For the three months ended June 30, 2015, our net loss was $796,493 compared to a net loss of $231,909 for the same periods in 2014. The increase in 2015 over 2014 is a direct result of the higher research and development cost of $430,051 and $76,901 general and administrative costs in 2015 over 2014.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the capital it can raise to continue the Company's development and testing of its product. The Company projects it has significant cash to continue its present operations through January 2015.

There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. The Company will continue to raise outside capital through loans and equity sales.

At June 30, 2015, the Company had negative working capital of $3,215,942. Current assets consist of cash of $107,126 and prepaid expenses of $5,126. Current liabilities as of the same date were $3,328,194 consisting of accounts payable of $1,505,153, accounts payable due to related parties of $4,672, interest of $10,000, license liability of $1,789,650, and derivative liability of $18,719.

Net cash used in operating activities in the three months ended June 30, 2015 was $500,445 compared to net cash used of $186,988 in the same period in 2014. The variance between the same periods in 2015 and 2014 relates to the increase in the loss from operations in 2015 over 2014 of $528,636.

Net cash provided by financing activities for the three months period ended June 30, 2015 was $500,000 compared to $105,000 in the same period in 2014. The total amount of the cash provided was for the sale of common stock by the Company as part of its financing activities in 2015 compared to the sale of common stock of $50,000 and proceeds of a note payable of $55,000 in 2014.

As of June 30, 2015, the Company had total assets of $940,216 and total liabilities of $3,388,194. Stockholders' deficit as of June 30, 2015 was $2,447,978 compared to a deficit of $2,206,989 at March 31, 2015. Liabilities increased in 2015 due mainly to the increase in accounts payable to $1,505,150.

During the three months ended June 30, 2015, the Company issued an aggregate of 500,000 common shares for cash proceeds of $500,000.

NEED FOR ADDITIONAL FINANCING:

Our capital needs over the next year, and each subsequent year, will be approximately $2,000,000 for research and development including product development and conducting clinical trials to obtain FDA approval.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Nascent Biotech's risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, the Company issued an aggregate of 500,000 common shares for cash proceeds of $500,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Interactive Data Files

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: July 30, 2015	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

