Form 10-Q
period 2015-09-30
Nascent Biotech Inc.
filed 2015-11-05
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the Registrant had 21,038,902 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NASCENT BIOTECH, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$42,410	$107,571
Prepaid expenses	1,566	2,066
Total current assets	43,976	109,637

Materials held for research and development with alternative future use	827,964	827,964
Total assets	$871,940	$937,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,540,056	$1,280,938
Accounts payable to related parties	--	4,672
License agreement liability	33,000	1,792,650
Derivate liability	3,236	6,330
Total current liabilities	1,576,292	3,084,590

Convertible note payable	--	60,000
Total liabilities	1,576,292	3,144,590

Stockholders' deficit:
Preferred stock, $0.001par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value,100,000,000 authorized, 20,961,152 and 17,564,600 issued and outstanding, respectively	20,961	17,564
Additional paid-in capital	8,571,216	4,006,934
Accumulated deficit	(9,296,529)	(6,231,487)
Total stockholders' deficit	(704,352)	(2,206,989)
Total liabilities and stockholder deficit	$871,940	$937,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
General and administrative expense	3,793,858	51,710	3,954,088	$113,355
Gain on settlement of license agreement liability	(1,573,650)	--	(1,573,650)	--
Research and development	27,371	271,330	627,422	441,330
Loss from operations	(2,247,579)	(323,040)	(3,007,860)	(554,685)

Other income (expense):
Interest income	1	--	1	--
Gain (loss) on change in fair value of derivative liability	15,483	(5,048)	3,094	(5,048)
Interest expense	(36,454)	(169)	(60,277)	(433)
Total other income (expense)	(20,970)	(5,217)	(57,182)	(5,481)

Net loss	(2,268,549)	(328,257)	(3,065,042)	(560,166)

Net loss per share, basic and diluted	$(0.12)	$(0.02)	$(0.17)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	18,308,898	14,460,567	18,064,600	10,895,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014

Cash flows from operating activities:	$(3,065,042)	$(560,166)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(3,094)	5,048
Gain on settlement of license agreement liability	(1,573,650)	--
Derivative warrants issued	--	1,218
Stock based compensation	3,667,369	--
Option expense	105,310	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	259,118	80,750
Accounts payable to related parties	(4,672)	18,375
License agreement liability	(36,000)	(5,000)
Prepaid expenses	500	(11,000)
Net cash used in operating activities	(650,161)	(470,775)

Cash flows from financing activities:
Repayment of convertible note	(60,000)	--
Proceeds from sale of common stock and warrants	645,000	422,500
Net cash provided by financing activities	585,000	422,500

Net decrease in cash	(65,161)	(48,275)
Cash – beginning of year	107,571	113,832
Cash – end of year	$42,410	$65,557

SUPPLEMENT DISCLOSURES:
Interest paid	$8,550	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued for reverse merger	$--	$19,000
Cancellation of common stock	--	15,000
Common stock issued for settlement of license agreement liability	150,000	--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc ("Biotech") was incorporated on March 3, 2014 under the laws of the State of Nevada.

On March 21, 2014, Biotech entered into a reverse merger with Nascent Biologics, Inc. exchanging shares on a one for one basis. Nascent Biologics, Inc. was incorporated under the laws of the State of Delaware on July 15, 2008. Biotech issued 3,000,000 shares of common stock for 100% of Nascent Biologics, Inc. common stock. Prior to the share exchange, Biotech had 1,000,200 common shares outstanding. Biotech had $92,415 of net assets at the date of merger. This has been accounted for as a reverse merger and recapitalization where Nascent Biologics is deemed the accounting acquirer.

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

Nascent Biotech is engaged in the research and development of antibodies for control of certain types of cancer in humans.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended March 31, 2015 In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $1,523,316 as September 30, 2015 and has incurred net losses since inception. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 25, 2015, the Company paid an accounts payable of $4,672 to a former Officer and Director. As of September 30, 2015 the balance due was zero.

On September 1, 2015 the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the six months ended September 30, 2015:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	17,250	1,046,160
Chief Financial Officer	617,346	10,350	627,696
Senior Vice President	617,346	10,350	627,696
Total	2,263,602	37,950	2,301,552

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Salary	Annual Severance per Contract if Terminated
President	$72,000	$250,000
Chief Financial Officer	$60,000	$180,000
Senior Vice President	$24,000	$140,000
Total	$156,000	$570,000

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

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company's common stock, plus will receive 1% of net sales of the Company's product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a remaining liability as of September 30, 2015 of $33,000 to be paid over 28 months and a gain on settlement of license agreement liability of $1,573,650.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "loss on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2015 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $6,330 as of March 31, 2015 and $3,236 as of September 30, 2015 which resulted in a gain on the change in fair value of derivative liability of $3,094 for the six months ended September 30, 2015.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2015 and March 31, 2015:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$3,236	$3,236

As of March 31, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$6,330	$6,330

The following table summarizes the change in the fair value of the derivative liability during the six months ended September 30, 2015:

Fair value as of March 31, 2015	$6,330
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	(3,094)
Fair value as of September 30, 2015	$3,236

NOTE 7 – COMMON STOCK

During the six month period ended September 30, 2015 the Company issued 645,000 shares of common stock for $645,000 in cash.

On September 21, 2015 the Company issued 200,000 shares of its common stock with a value of $150,000 as part of the settlement of the license agreement liability (see Note 5). The license agreement liability settled totaled $1,723,650 and the fair value of the stock was determined to be $150,000 resulting in a gain of $1,573,650.

During the six months ended September 30, 2015 the Company issued an aggregate of 2,551,552 shares of common stock with a value of $3,667,369 for services and compensation.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On May 5, 2014 Jin-En issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The note was convertible into common stock of the Company at $0.01 per share and matured on May 5, 2019. On September 15, 2015 the Company paid the debt holder in cash $68,550 which included a principal payment of $60,000 and accrued interest of $8,550. As of September 30, 2015 the balance due on the convertible note was zero.

NOTE 9 – OPTIONS

The Company under its 2015 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company's common stock on the date of grant and have a term of 10 years.

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

During the six period ended September 30, 2015, the Company expensed $105,310 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $249,878 as of September 30, 2015.

The following sets forth the options granted and outstanding during the six months ended September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at March 31, 2015	355,000	$0.49	9.59	71,000	$72,610
Granted	30,000	0.70	9.51	6,000	4,860
Exercised	--	--	--	--	--
Outstanding at September 30, 2015	385,000	$0.51	9.35	77,000	$77,470

The weighted average remaining life and intrinsic value of the options as of September 30, 2015 was 9.35 years and $77,470, respectively.

NOTE 10 – WARRANTS

On September 30, 2015 the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. Each warrant is exercisable within two years of the issuance date into one share of the Company's common stock at $0.01 per share. As of September 30, 2015, none of these warrants have been exercised. These are the only warrants outstanding as of September 30, 2015.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2015 was 1.97 years and $42,050, respectively.

NOTE 11 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab, a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of September 30, 2015 and March 31, 2015 is $827,964 associated with 313 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of September 30, 2015 and March 31, 2015, the production of the 424 grams was not yet complete. The Company will obtain ownership of the Pritumumab upon payment of all outstanding payables owed to the manufacturer. As of September 30, 2015, the Company had a payable balance of $1,197,936 owed to the manufacturer related to the production of the Pritumumab and other services provided. The Company made payment arrangements on the outstanding invoices with the manufacture but was unable to meet the terms of payment. The Company is in default on the payment of these outstanding invoices.

NOTE 12 – SUBSEQUENT EVENTS

On October 23, 2015 the Company issued 50,000 shares of common stock and 50,000 warrants convertible at $0.01 per share into 50,000 shares of common stock for $50,000 in cash.

On October 26, 2015 15,000 warrants were converted into 15,000 shares of common stock for $150 in cash.

On November 4, 2015 the Company issued 10,000 shares of common stock with a value of $2,750 for service.

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

We are initially primarily focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as glioma and astrocytoma. Pritumumab is a monoclonal antibody that has been tested in Ministry of Health and Welfare approved clinical studies in 249 human brain cancer patients in the nation of Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time period (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of pritumumab was abandoned. An issue at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar, or surgical strategies, are used for the treatment of this cancer. However, there still exists a huge need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. For glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, the 1 and 5 year survival rates are 36.5% and 5.0%, respectively. Survival rates are taken from the latest SEER Registry Data, published on June 15th, 2015 (Central Brain Tumor Registry of the United States).

Results of Operations

The Company recorded no revenue during the three and six months ended September 30, 2015 and 2014.

General and administrative expenses for the three and six months ended September 30, 2015 was $3,793,858 and $3,954,088 compared to $51,710 and 113,355 in 2014, respectively. This increase in expenses for the three and six months ended September 30, 2015 over the same period in 2014 was due mainly to the issuance of stock for stock based compensation of $3,676,369 for the six month period ended September 30, 2015.

Research and development expenses for the three and six months ended September 30, 2015 was $27,371 and $627,422 compared to $$271,330 and $441,330 in 2014, respectively. This decrease in expenses for the three months and increase for the six months ended September 30, 2015 over the same period in 2014 reflected the toxically tests and end of the production run for the product to be used in the clinical studies estimated to commence in the first calendar quarter of 2016.

Total other expense incurred in the three and six months ended September 30, 2015 was $20,970 and $57,182, compared to other expense of $5,217 and $5,481 in the same periods in 2014. The major change between 2015 and 2014 was the interest expense of $36,454 and $60,277 in 2015 compared to interest expense of $169 and $433 in the same periods in 2014. Change in fair value derivative liability showed a gain of $15,483 and $3,094 for the three and six months period in 2015 compared to a loss of fair value of $5,048 for both the three and six months periods in 2014.

For the three and six months ended September 30, 2015, our net loss was $2,268,549 and $3, 065,042 compared to a net loss of $328,257 and $560,166 for the same periods in 2014. The increase in 2015 over 2014 is a direct result of the stock based compensation as mentioned in the paragraph above about general and administrative costs.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the capital it can raise to continue the Company's development and testing of its product. The Company projects it has significant cash to continue its present operations through December, 2015.

There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. The Company will continue to raise outside capital through loans and equity sales.

At September 30, 2015, the Company had negative working capital of $1,523,316. Current assets consist of cash of $42,410 and prepaid expenses of $1,566. Current liabilities as of the same date were $1,567,292 consisting of accounts payable of $1,540,056, license liability of $33,000, and derivative liability of $3,236

Net cash used in operating activities in the six months ended September 30, 2015 was $650,161 compared to net cash used of $470,775 in the same period in 2014. The variance between the same periods in 2015 and 2014 relates mainly to the increase in the net loss in 2015 over 2014 of $2,504,876 offset by stock based compensation increase of $3,676,369 and gain on settlement of license agreement liability of $1,573,650

Net cash provided by financing activities for the six months period ended September 30, 2015 was $585,000 compared to $422,500 in the same period in 2014. The total amount of the cash provided was from the sale of common stock of $645,000 offset by repayment of long term debt of $60,000 by the Company as part of its financing activities in 2015 compared to the sale of common stock of $422,500 in 2014.

As of September 30, 2015, the Company had total assets of $871,940 and total liabilities of $1,567,292. Stockholders' deficit as of September 30, 2015 was $704,352 compared to a deficit of $2,206,989 at March 31, 2015. Liabilities decreased in 2015 due mainly to the settlement of the license agreement and retirement of the long term debt.

During the six months ended September 30, 2015, the Company issued an aggregate of 645,000 common shares for cash proceeds of $645,000.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs through December 31, 2016 is $10 million. This will take us through Phase I/II clinicals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech's risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2015, the Company issued an aggregate of 645,000 common shares for cash proceeds of $645,000.

On October 23, 2015 the Company issued 50,000 shares of common stock and 50,000 warrants convertible at $0.01 per share into 50,000 shares of common stock for $50,000 in cash.

On October 26, 2015 15,000 warrants were converted into 15,000 shares of common stock for $150 in cash.

On November 4, 2015 the Company issued 10,000 shares of common stock with a value of $2,750 for service.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: November 5, 2015	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

