Form 10-Q
period 2015-12-31
Nascent Biotech Inc.
filed 2016-02-19
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0612715
(State of Incorporation)	(IRS Employer Identification No.)

601 21st Street Suite 300, Vero Beach, FL	32960
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 19, 2016, the Registrant had 21,501,115 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NASCENT BIOTECH, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$6,451	$107,571
Prepaid expenses	--	2,066
Total current assets	6,451	109,637

Materials held for research and development with alternative future use	827,964	827,964
Total assets	$834,415	$937,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,655,948	$1,280,938
Accounts payable to related parties	--	4,672
License agreement liability	29,000	1,792,650
Derivate liability	1,685	6,330
Total current liabilities	1,686,633	3,084,590

Convertible note payable	--	60,000
Total liabilities	1,686,633	3,144,590

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 21,401,115 and 17,564,600 issued and outstanding, respectively	21,401	17,564
Additional paid-in capital	8,762,135	4,006,934
Accumulated deficit	(9,635,754)	(6,231,487)
Total stockholders' deficit	(852,218)	(2,206,989)
Total liabilities and stockholder' deficit	$834,415	$937,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Operating expenses:
General and administrative expense	$225,196	$104,632	$4,179,284	$239,682
Gain on settlement of license agreement liability	--	--	(1,573,650)	--
Gain on settlement of accounts payable	--	--	--	(21,684)
Research and development	40,480	549,915	667,902	991,245
Loss from operations	(265,676)	(654,547)	(3,273,536)	(1,209,243)

Other income (expense):
Interest income	2	58	3	69
Gain (loss) on change in fair value of derivative liability	1,551	(67)	4,645	(5,115)
Interest expense	(75,102)	(794)	(135,379)	(1,227)
Total other income (expense)	(73,549)	(803)	(130,731)	(6,273)

Net loss	$(339,225)	$(655,350)	$(3,404,267)	$(1,215,516)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.18)	$(0.09)

Weighted average number of shares outstanding, basic and diluted	21,075,310	16,779,546	19,260,191	12,863,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

Cash flows from operating activities:	$(3,404,267)	$(1,215,516)
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liability	(4,645)	5,115
Gain on settlement of license agreement liability	(1,573,650)	--
Gain on settlement of accounts payable	--	(21,684)
Derivative warrants issued	--	1,218
Stock-based compensation	3,758,672
Option expense	155,116
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	375,010	387,773
Accounts payable to related parties	(4,672)	(625)
License agreement liability	(40,000)	(10,000)
Prepaid expenses	2,066	(10,717)
Net cash used in operating activities	(736,370)	(864,436)

Cash flows from financing activities:
Repayment of convertible note	(60,000)	--
Common stock issued for conversion of warrants	250
Proceeds from sale of common stock and warrants	695,000	1,040,000
Net cash provided by financing activities	635,250	1,040,000

Net decrease in cash	(101,120)	175,564
Cash – beginning of year	107,571	113,832
Cash – end of period	$6,451	$289,396

SUPPLEMENT DISCLOSURES:
Interest paid	$8,550	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued for reverse merger	$--	$19,000
Cancellation of common stock	--	15,000
Common stock issued for settlement of license agreement liability	150,000	--

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

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended March 31, 2015 In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $1,680,182 as December 31, 2015 and has incurred net losses since inception. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 25, 2015, the Company paid an accounts payable of $4,672 to a former Officer and Director. As of December 31, 2015 the balance due was zero.

On September 1, 2015 the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the nine months ended December 31, 2015:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	37,068	1,065,978
Chief Financial Officer	617,346	22,241	639,587
Senior Vice President	617,346	22,241	639,587
Total	2,263,602	81,550	2,345,152

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

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company's common stock, plus will receive 1% of net sales of the Company's product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a remaining liability as of December 31, 2015 of $29,000 to be paid over 24 months and a gain on settlement of license agreement liability of $1,573,650.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "loss on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2015 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $6,330 as of March 31, 2015 and $1,685 as of December 31, 2015 which resulted in a gain on the change in fair value of derivative liability of $4,645 for the nine months ended December 31, 2015.

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

Level 1 - Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 - Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2015 and March 31, 2015:

	Level 1	Level 2	Level 3	Total
As of December 31, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$1,685	$1,685

As of March 31, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$6,330	$6,330

The following table summarizes the change in the fair value of the derivative liability during the six months ended December 31, 2015:

Fair value as of March 31, 2015	$6,330
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	(4,645)
Fair value as of December 31, 2015	$1,685

NOTE 7 – COMMON STOCK

During the nine month period ended December 31, 2015 the Company issued 695,000 shares of common stock and 50,000 warrants exercisable at $0.01 per share into 50,000 shares of common stock for $695,000 in cash.

On September 21, 2015 the Company issued 200,000 shares of its common stock with a value of $150,000 as part of the settlement of the license agreement liability (see Note 5). The license agreement liability settled totaled $1,723,650 and the fair value of the stock was determined to be $150,000 resulting in a gain of $1,573,650.

During the nine months ended December 31, 2015 the Company issued an aggregate of 2,916,515 shares of common stock with a value of $3,758,672 for services and compensation.

On October 26, 2015 15,000 warrants were converted into 15,000 shares of common stock for $150 in cash

On December 18, 2015 10,000 warrants were converted into 10,000 shares of common stock for $100 in cash

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On May 5, 2014 Jin-En issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The note was convertible into common stock of the Company at $0.01 per share and matured on May 5, 2019. On September 15, 2015 the Company paid the debt holder in cash $68,550 which included a principal payment of $60,000 and accrued interest of $8,550. As of December 31, 2015 the balance due on the convertible note was zero.

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

During the nine month period ended December 31, 2015, the Company expensed $155,116 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $200,072 as of December 31, 2015.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at March 31, 2015	355,000	$0.47	9.59	71,000	$72,610
Granted	30,000	0.70		6,000
Exercised	--	--		--
Outstanding at December 31, 2015	385,000	$0.50	9.10	77,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2015 was 9.10 years and $0, respectively.

NOTE 10 - WARRANTS

On September 30, 2015 the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. On October 20, 2015 the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company's common stock at $0.01 per share. As of December 31, 2015, 25,000 of these warrants have been exercised.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2015 was 1.74 years and $28,900, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2015	13,317	$1.00	2.14	$666
Granted	195,000	0.01
Exercised	(25,000)	0.01
Outstanding at December 31, 2015	183,317	$0.08	1.74	$28,900

NOTE 11 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab, a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of December 31, 2015 and March 31, 2015 is $827,964 associated with 313 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of December 31, 2015 and March 31, 2015, the production of the 424 grams was not yet complete. The Company will obtain ownership of the Pritumumab upon payment of all outstanding payables owed to the manufacturer. As of December 31, 2015, the Company had a payable balance of $1,295,813 owed to the manufacturer related to the production of the Pritumumab and other services provided. The Company made payment arrangements on the outstanding invoices with the manufacture but was unable to meet the terms of payment. The Company is in default on the payment of these outstanding invoices.

NOTE 12 – SUBSEQUENT EVENTS

On January 7, 2016 the Company issued 100,000 shares of common stock to one entity at $0.17 per share with a value of $16,500 for service.

On January 12, 2016 the Company entered into a letter of intent with a China based company to license the production and sales of Pritumumab in mainland China. Under the letter of intent the agreement requires a definitive agreement to be executed plus the approval of the GEPx line by the cFDA prior to any transfer of the cell line to the China Company.

During February, 2016 an officer and director of the Company advanced to the Company $6,800. The advance is demand and bears no interest.

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

Results of Operations

The Company recorded no revenue during the three and nine months ended December 31, 2015 and 2014.

General and administrative expenses for the three and nine months ended December 31, 2015 was $225,196 and $4,179,284 compared to $104,632 and 239,682 in 2014, respectively. This increase in expenses for the three and nine months ended December 31, 2015 over the same period in 2014 was due mainly to the issuance of stock for stock-based compensation of $3,314,921 for the nine month period ended December 31, 2015.

Research and development expenses for the three and nine months ended December 31, 2015 was $40,480 and $667,902 compared to $$549,915 and $991,245 in 2014, respectively. This decrease in expenses for the three months and nine months ended December 31, 2015 over the same period in 2014 reflected the completion of toxically tests and end of the production run for the product to be used in the clinical studies estimated to commence in the first calendar quarter of 2016.

Total other expense incurred in the three and nine months ended December 31, 2015 was $73,549 and $130,731, compared to other expense of $803 and $6,273 in the same periods in 2014. The major change between 2015 and 2014 was the interest expense of $75,102 and $135,379 in 2015 compared to interest expense of $794 and $1,227 in the same periods in 2014. Change in fair value derivative liability showed a gain of $1,551, and $4,645 for the three and nine months period in 2015 compared to a loss of fair value of $67 and $5,115 for the three and nine months periods in 2014.

For the three and nine months ended December 31, 2015, our net loss was $339,225 and $3,404,267 compared to a net loss of $655,350 and $1,215,516 for the same periods in 2014. The decrease for the three months in 2015 resulted from lower research and development costs in 2015 over 2014 and for the nine months the higher loss was a is a direct result of the stock based compensation as mentioned in the paragraph above about general and administrative costs.

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

At December 31, 2015, the Company had negative working capital of $1,680,182. Current assets consist of cash of $6,451. Current liabilities as of the same date were $1,686,633 consisting of accounts payable of $1,655,948, license liability of $29,000, and derivative liability of $1,685.

Net cash used in operating activities in the nine months ended December 31, 2015 was $736,370 compared to net cash used of $864,436 in the same period in 2014. The variance between the same periods in 2015 and 2014 relates mainly to the increase in the net loss in 2015 over 2014 of $2,180,689 offset by stock-based compensation increase of $3,758,672 and gain on settlement of license agreement liability of $1,573,650.

Net cash provided by financing activities for the nine months period ended December 31, 2015 was $635,250 compared to $1,040,000 in the same period in 2014. The total amount of the cash provided was from the sale of common stock of $695,000 offset by repayment of long term debt of $60,000 by the Company as part of its financing activities in 2015 compared to the sale of common stock of $1,020,000 in 2014.

As of December 31, 2015, the Company had total assets of $834,415 and total liabilities of $1,686,633. Stockholders' deficit as of December 31, 2015 was $852,218 compared to a deficit of $2,206,989 at March 31, 2015. Liabilities decreased in 2015 due mainly to the settlement of the license agreement and retirement of the long term debt.

During the nine months ended December 31, 2015, the Company issued an aggregate of 695,000 common shares for cash proceeds of $695,000.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs through December 31, 2016 is $10 million. This will take us through Phase I/II clinical trials.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech's risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2015, the Company issued an aggregate of 695,000 common shares for cash proceeds of $695,000.

On October 26, 2015 15,000 warrants were converted into 15,000 shares of common stock for $150 in cash.

On December 18, 2015 10,000 warrants were converted into 10,000 shares of common stock for $100 in cash

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

NASCENT BIOTECH, INC.

Dated: February 19, 2016	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

