Form 10-K
period 2016-03-31
Nascent Biotech Inc.
filed 2016-07-14
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [________] to [________]

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0612715
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

601 21st Street, Suite 300 Vero Beach, FL	32960
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of July 14, 2016 was 21,767,565. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2015 was with a market value of $5,650,501. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income and capital spending. We generally identify forward-looking statements with the words "believe," "intend," "expect," "seek," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project" or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

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

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC a Nevada corporation ("Nascent" or the "Company") is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan.

Current Business

We are a clinical-stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own the license rights to a drug candidate, pritumumab, which we are developing.

We are initially primarily focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Pritumumab is a monoclonal antibody that has been tested in Ministry of Health and Welfare approved clinical studies in 249 human brain cancer patients in the nation of Japan. The objective of the Phase I and Phase II human clinical trials were to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were either treated with a 1mg dose of Pritumumab, either once or twice a week, for 24 weeks, and were evaluated over this 14 year period. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trials, data from 126 of these patients were analyzed – under then-current Japanese efficacy standards – and presented to the Japanese Ministry of Health & Welfare (MHW). The HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of pritumumab was abandoned by his surviving heirs. An issue at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar, or surgical strategies, are used for the treatment of this cancer. However, there still exists a sizable need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are ineligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies to date, we believe that pritumumab may offer an advantage over existing treatments by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin. This particular target, generally referred to as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, pritumumab is able to make the tumor cells "known" to the body's immune system, resulting in an anti-idiotype immune-response and/or apoptosis leading to death of the cancer cell and overall depletion of the tumor.

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

We have licensed the exclusive worldwide rights to pritumumab from HIH. We expect to amplify on the past clinical development strategy in Japan and during the next 12 months plan to:

•	commence Phase I/II clinical trials in the United States, evaluating the use of pritumumab for patients with various brain malignancies;
•	commence ongoing studies with pritumumab for the treatment of lung cancer and breast cancer that has metastasized to the brain;
•

continue to evaluate the application of pritumumab in the treatment of other forms of ecodomain vimentin positive cancers (for example, cancers of epithelial origin such as pancreatic, lung and colon) where there may be unmet medical needs.

The Company plans to file an IND application with the US Food and Drug Administration for a Phase I/II clinical studies by the end of the fourth quarter of calendar year 2016 and will commence the trials at the earliest possible

Brain Cancer Incidence and Prevalence

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

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•

Advance pritumumab, our drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing pritumumab for the treatment of patients' brain tumors, as well as lung and breast cancer metastases to the brain. We plan to modify the previous clinical development strategy employed in Japan, by focusing our planned Phase I/II clinical trials on the use of pritumumab to include the metastatic treatment option, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. We will employ much higher doses in the clinical protocol, compared to the studies in Japan, to test for safety and increased efficacy.

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

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate's commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Pritumumab in Cancer Patients

Our initial focus is on the development of pritumumab as an intravenous treatment of patients with various types of brain cancer, specifically gliomas and astrocytomas.

Advantages of Pritumumab

Based on pre-clinical and clinical studies to date, we believe that pritumumab may offer an advantage over existing treatments that are used in the treatment of patients' brain malignancies and other various forms of cancer. The antibody utilizes a fully human, natural approach which we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body's natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, such as chemotherapy, radiation or surgery, which can be devastating and life threatening in and of themselves.

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

Development Plan

We plan to conduct a US-based clinical trial of pritumumab in patients with brain cancer over the next 12 to 18 months. In this trial, we also plan to further investigate the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I/II trials are also planned as multiple ascending dose studies employing significantly higher doses, compared to the studies in Japan, to test for safety and improved efficacy.

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLPs, and clinical testing in accordance with Good Clinical Practices, or GCPs, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, any pre-clinical and clinical testing completed in the European Union, or the EU, is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member States of the EU implementing its provisions.

Intellectual Property

We hold a worldwide exclusive license under our license agreement to 11 granted U.S. and world patents and one pending U.S. patent application entitled "Enhanced Delivery of Pritumumab to the Brain (DOCS #3461895-26625)", as well as foreign counterparts and other patent applications and patents claiming priority therefrom. Out of the 11 granted patents, only 3 are still within issuance as 8 patents expired and were not renewed. The expired patents were deemed to have no value for the advancement of development of pritumumab and were not renewed by Nascent Biologics, Inc. prior to its acquisition by the Company. The value of all the patents has been impaired reducing the asset value to zero. Patents in effect through 2017 include 6,051,387, 6,051,693 and 6,165,467. In addition the US Food & Drug Administration has granted the Company orphan drug designation for use of pritumumab against gliomas and pancreatic cancer.

If we obtain marketing approval for pritumumab or other drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory protection, such as seven years of market exclusivity under FDA orphan drug designation, up to five years of patent term extension potentially available in the United States under the Hatch-Waxman Act, 8 to 11 years of data and marketing exclusivity potentially available for new drugs in the European Union, up to five years of patent extension in Europe (Supplemental Protection Certificate), and eight years of data exclusivity potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See "Government Regulation" below.

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See "Risk Factors—Risks Related to Our Intellectual Property. Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products."

We will depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and inventions for which patents may be difficult to obtain or enforce, we will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

License

The Company holds a license from a third party for certain patents and related material related to pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the license agreement. The license was entered into by Nascent Biologics, Inc. in March 2009, granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installments of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company's development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologics or the Company after the acquisition of Nascent Biologics. On September 20, 2015 the Company reached an agreement with the licensor paying the licensor $30,000 on the date of the agreement and $1,000 per month for 28 months with a balance payment of $5,000 with the last payment. As of March 31, 2016 the Company owed the Licensor $27,000.

The Company had determined the value of the license agreement has diminished materially due to the expiration of 10 of the patents and two year terms for the remaining three. In addition, the Company has advanced the development of Pritumumab and will continue to apply for further patent coverage as appropriate.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by continuing established relationships with third-party manufacturers and other service providers to perform these services for us. We intend to continue these third party relationships to maintain our supply of Pritumumab. Should Pritumumab obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with the commercial production of our product. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

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

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position.

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and it's implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. In the case of Pritumumab, it is a biologic drug and the appropriate route for approval will be to submit a BLA.

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA's GLP regulations;
•	Development of a manufacturing process in accordance with the FDA's Good Manufacturing Practice (GMP) regulations;
•	submission to the FDA of an Investigational New Drug application for human clinical testing, which must pass FDA review before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;
•	submission to the FDA of a BLA (Biologics License Application) after completion of all pivotal clinical trials;
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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and determine appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. A BLA must be accompanied by a significant user fee, which we anticipate will be waived for the first BLA because NBI is a "qualified small business."

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

Before approving a BLA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. If the FDA evaluates the BLA and the manufacturing facilities are deemed acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the BLA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of BLA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions.

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

Expedited Review and Approval

The FDA has various programs, including Orphan Drug Designation and Fast Track approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for accelerated approval. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exist an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved BLA are required to: (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor's records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall of the product from the market or withdrawal of approval of the BLA for that drug.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our then currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant BLA.

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of a BLA for a new biologic drug. During the exclusivity period, the FDA may not accept for review an abbreviated biologics license application, or a 505(b)(2) BLA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a BLA, 505(b) (2) BLA or supplement to an existing BLA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving accelerated biologics approvals or 505(b) (2) BLAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full BLA; however, an applicant submitting a full BLA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor's generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from 8 years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one year period of marketing exclusivity is possible if during the data exclusivity period (the first 8 years of the 10 year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product's first marketing authorization in the EU and prevents generics from relying on the marketing authorization holder's pharmacological, toxicological and clinical data for a period of 8 years. After 8 years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder's data. However, a generic cannot launch until 2 years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the 8 year data exclusivity period. In Japan our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

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

Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Outside the United States, our ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country.

We may also be subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there is an increasing number of state laws that require manufacturers to provide reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gave the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA's exercise of its authority under the FDAAA has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Non-U.S. regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our proposed products, or products similar to our proposed products, could negatively impact demand for these products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of these products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of these products if and when they reach the market.

The expiration or loss of patent protection and licenses may affect future revenues and operating income.

The Company's proposed products will rely on patent and trademark and other intellectual property protection. To the extent any of the Company's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow the Company to compete effectively, our business will suffer.

The Company was obligated under its license agreement to pay $1,792,650 to the patent holder and is presently delinquent under the original terms of the license agreement.

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and is receiving $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company's common stock, plus will receive 1% of net sales of the Company's product up to $1,000,000 in royalties. As of March 31, 2016, we owed the licensor $27,000.

Competitors' intellectual property may prevent the Company from selling its proposed products or have a material adverse effect on the Company's future profitability and financial condition.

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

Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if the Company successfully develops new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. The Company cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause the Company's products to become obsolete, causing our revenue and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Any products that the Company is able to develop will face intense competition from its competitors' products. Competitors' products may be safer, more effective; more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors' products.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2016 is $10,380,227. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence development of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our business plan was developed by our officers and will depend on their ability to develop pharmaceutical products. Without their expertise, it is unlikely we will be able to complete the development, testing and FDA approval process. We do not have the funds, at this time, to hire additional personnel and without our current management team; it is unlikely we would be able to obtain further funding. The loss of any member of management would severely hinder our ability to develop our proposed products. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial conditions. We do not maintain key man life insurance on any of our officers or employees.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not have sufficient funding, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the year ended March 31, 2016 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2009 and do not have a history of earnings in recent years. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We may be exposed to risks relating to management's conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

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

Risks Relating to Our Common Stock

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all of the accounting disclosure that other companies will be required to provide which may limit an investor's ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor's ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a "Smaller Reporting Company" allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor's ability to compare us to other companies.

The Company's stock price may be volatile.

The market price of the Company's common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company's control, including the following:

•	technological innovations or new products and services by the Company or its competitors;
•	additions or departures of key personnel;
•	the Company's ability to execute its business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and,
•	period-to-period fluctuations in the Company's financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company's common stock.

We may in the future issue additional shares of our common stock which would reduce investors' ownership interests in the Company and which may dilute our share value.

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

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The Financial Industry Regulatory Authority ("FINRA") has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA's requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder's ability to resell shares of our common stock.

The Company's common stock is currently deemed to be "penny stock", which makes it more difficult for investors to sell their shares.

The Company's common stock is and will be subject to the "penny stock" rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company's securities. If the Company's securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company's securities.

ITEM 1B: UNSOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2: PROPERTIES

Our principal executive offices are located at 601 21st Street Suite 300, Vero Beach Fl, which we rent on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol "NBIO". Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name "Jin En International Group Holdings Inc." under the symbol, "JINE". On July 29, 2014, we changed our name to "Nascent Biotech Inc." upon completion of our merger with our wholly owned subsidiary, "Nascent Biotech Inc." and our trading symbol was changed to our current trading symbol, "NBIO".

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2016	0.44	0.13
December 31, 2015	0.32	0.14
September 30, 2015	1.59	0.30
June 30, 2015	1.51	1.05
March 31, 2015	1.60	0.80
December 31, 2014	1.51	1.00
September 30, 2014	1.01	0.06
June 30, 2014	0.06	0.06

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 14, 2016, there were approximately 128 holders of record of our common stock. As of such date, 21,767,565 common shares were issued and outstanding.

Our transfer agent is Transfer On Line, Inc. Its mailing address is 512 SE Salmon Street, Portland, OR, 97214 and its telephone number is (503) 227-2950.

Equity Compensation Plans

We have adopted a 2015 Stock Option Plan (the "2015 Plan") under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine.

We currently have 395,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to four key employees and directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended March 31, 2015, the Company issued an aggregate of 2,735,000 common shares for cash proceeds of $1,295,000.

During the year ended March 31, 2016 the Company issued 695,000 shares of common stock and 195,000 warrants exercisable at $0.01 per share into 195,000 shares of common stock for $695,000 in cash.

On September 21, 2015 the Company issued 200,000 shares of its common stock with a value of $150,000 as part of the settlement of the license agreement liability. The license agreement liability settled totaled $1,723,650 and the fair value of the stock was determined to be $150,000 resulting in a gain of $1,573,650.

During the year ended March 31, 2016 the Company issued an aggregate of 3,037,965 shares of common stock with a value of $3,784,598 for services and compensation.

During the year ended March 31, 2016 120,000 warrants were exercised into 120,000 shares of common stock for $1,200 in cash.

ITEM 6: SELECTED FINANCIAL DATA.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2016 and March 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended March 31, 2016, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2016 were $3,870,726 including research and development cost $1,150,112 and general and administrative expenses of $4,294,264 offset by a gain on the settlement of license agreement of $1,573,650 which compares to the year ended March 31, 2015 in which our operating expenses of $2,123,076 with research and development costs of $1,674,925 and general and administrative costs of $469,835 offset by a gain on the settlement of accounts payable of $21,684, representing an increase of $1,747,650 in expenses incurred during fiscal 2016 over 2015. The increase was primarily due to stock based compensation which increased general and administrative expense.

Other expenses totaled $278,015 for the year ended March 31, 2016 compared to $29,053 for the same period in 2015. Interest expense of $280,499 for the year ended March 31, 2015 was the major impact on the higher other expense in 2016 over 2015.

Revenue, Net Income and Loss

We have had no revenues for the years ended March 31, 2016 and 2015.

Our net loss for the year ended March 31, 2016 was $4,148,740 compared to a net loss of $2,152,129 during the year ended March 31, 2015. The increase in net loss is primarily due general and administrative with stock for services of $3,784,598 in 2016 and none in the same period in 2015.

Our operations to date have been financed by the sale of our common stock and initial payment of a licenses sale. Our two largest expenses to date have been research and development and consulting fees. The research and development will grow as the product begins it clinical trials in the next fiscal year.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2016 we had cash of $573,351 as compared to $107,571 in cash at March 31, 2015. Our accounts payable at March 31, 2016 were $2,339,244 as compared to $1,275,938 as of March 31, 2015. The accounts payable consist mainly of payables to two vendors, one that manufactured our product and one that is testing our products.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2016 consisted of $573,350 in cash as compared to total current assets of $109,637 consisting of cash of $107,571 and prepaid expenses of $2,066 as of March 31, 2015. The increase in current assets was entirely due to an initial cash payment for deferred revenue from a license sale.

Our total current liabilities as of March 31, 2016 were $2,970,093 as compared to total current liabilities of $3,084,590 as of March 31, 2015. The decrease in current liabilities was primarily attributed to in the settlement of the license liability of $1,792,650 offset by an increase in accounts payable.

As of March 31, 2016 the Company had negative working capital of $2,396,743 compared to negative working capital of $2,974,953 as of March 31, 2015. The decrease in negative working capital of $578,210 from 2015 to 2016 can be attributed to the settlement of the license liability offset by an increase in accounts payable in 2016 over 2015.

Cash Flows

Operating Activities

Cash used inoperating activities was $170,421 for the fiscal year ended March 31, 2016 compared to cash used in operating activities of $473,297 for the fiscal year ended March 31, 2015. The decrease in cash used in operating activities is attributed to stock based compensation being a large portion of the loss plus increased accounts payable in 2016 over 2015.

Investing Activities

Cash used in investing activities was zerofor the fiscal year ended March 31, 2016 compared to cash used in investing activities of $827,964 for the fiscal year ended March 31, 2015. The cash used in investing activities was for the purchase of materials held for research and development with alternative future use.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2016 was $636,200, compared to $1,295,000 for the fiscal year ended March 31, 2015. The decrease in cash provided by financing activities is due to the sale of common stock of $695,000 and warrant exercises of $1,200 less the payment of a convertible debenture of $60,000 in 2016 with the sale of common stock of $1,295,000 for the same period in 2015.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2016, our company has accumulated losses of $10,380,227 and a working capital deficit of $2,396,743. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2016, MaloneBailey, LLP, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $8,000,000 in order to enable us to proceed with our plan of operations, including our phase 1 and phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Sean Carrick	President, Secretary, and Director	48	July, 2014
Doug Karas	Independent Director	51	April, 2016
Lowell Holden	Chief Financial Officer and Director	73	July, 2014
Brandon Price	Senior VP Business Development and Director	68	July, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Executive Officer and director of PTS, Inc (PTSH). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

Dr. Brandon Price - Senior Vice President, Business Development and Director- Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops and registers human and veterinary products (pharmaceuticals, diagnostics and medical devices) for Latin American markets. Dr. Price has been CEO of four biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland's counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the board of directors of four companies, and chairs the Advisory Board for the Professional Science Management Program in Bioinformatics at Virginia Commonwealth University (Richmond, VA). Presently, he is Visiting Professor at the University of Guadalajara School of Business where he teaches the course "Entrepreneurism and Business Planning". He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today and has been a Director and Senior Vice President of Nascent Biotech, Inc since 2014.

Sean Carrick – President and Director - Sean Carrick brings to Nascent a career that spans more than 25 years of experience building and leading successful medical device, Pharmaceutical and Biotech companies in large, mid-cap and venture-backed stages. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 1, 2013 to November, 2013where he was responsible for all business management and strategic direction. Prior to Silverstar Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems and Florida Director of Sales at the Linvatec Division of Conmed Corporation (December 2007 through July 2010). Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College and Maquet Medical Systems.

Douglas J. Karas – Independent Director - Douglas J. Karas is Vice President, Performance Analysis and Investment Risk for Franklin Templeton Companies LLC. Mr. Karas is responsible for investment Regulatory Governance, GIPS® Compliance, Fund Board, Sales and Marketing support. Mr. Karas brings cross-functional leadership and collaboration with a strong customer service focus at all organizational levels. Mr. Karas is an Affiliate member of the Tampa Bay CFA Society. Mr. Karas has been with Franklin Templeton Investments for 18 years. Prior to this position, he was the director- Financial Business Processes & Systems and was responsible for the firm's corporate finance applications including treasury, accounting, corporate and fund taxation and corporate development and planning. He has extensive operations management, consulting, risk and regulatory compliance, re-engineering, project management, and system development experience. Previous positions with Franklin Templeton include senior manager financial operations, manager financial program management office and manager treasury accounting control compliance. Mr. Karas' experience cuts across operations and applications and he has exposure to treasury cash, deal and risk; revenue calculations and recognition; external and internal financial reporting (including 10-K/10-Q, Business Line Profitability, Transfer Pricing and Fund Profitability), financial instruments (dollar rolls, derivatives, ABS and MBS- Security set-up and Maintenance, Pricing, Revenue Recognition, etc.); and Procedures of Portfolio Managers and Investment Advisors in accordance with the Securities Act of 1933 and 1934, Investment Company and Investment Advisor Acts of 1940. Prior to joining Franklin Templeton, Mr. Karas held positions with Transamerica Life Companies and Federated Investors. Mr. Karas graduated with a B.S. in business, accounting from the University of Pittsburgh and is a Certified Public Accountant.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that four directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2016.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Late filing of Form 4
Mark Glassy	Shareholder	Yes
Brandon Price	Officer, Director	Late filing of Form 4
Douglas Karas	Director	Late filing Form 3
Lowell Holden	Officer, Director	Late filing of Form 4

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our outside director Douglas Karas who serves as Chairman of the committee and sole member. Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal		Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compensation	Total
Position	Year	($)	($)	($)	($)	(#)	($)	($)	Compensation

Brandon Price
Senior VP Business	2016	24,000	-	-	-	-	-	-	24,000
Development,	2015	12,000	-	-	-	-	-	-	12,000
Director	2014	-	-	-	-	-	-	-	-

Sean Carrick	2016	99,250	-	-	-	-	-	-	99,250
President,	2015	39,500	-	-	-	-	-	-	39,500
Director	2014	-	-	-	-	-	-	-	-

Lowell Holden(1)	2016	55,000	-	-	-	-	-	-	55,000
CFO, Director	2015	44,000	-	-	-	-	-	-	44,000
	2014	5,000	-	-	-	-	-	-	5,000

__________

(1) Mr. Holden through his Company LS Enterprises, Inc received $5,000 consulting fee for accounting work in the year ended March 31, 2014.

As of March 31, 2016, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of our company.

Stock Option Plan

We have adopted a 2015 Stock Option Plan (the "2015 Plan") under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan was approved by our stockholders. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The 2015 Plan is administered by the Board of Directors.

As of March 31, 2016 the Company has 395,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to four key employees and directors and two consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All of the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2016:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	75,000
Brandon Price	Officer and Director	75,000
Lowell Holden	Officer and Director	75,000
Employees and consultants as a group		170,000
Total		395,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	--	1,105,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,500,000	--	1,105,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's cash compensation for services rendered as a director since our inception through March 31, 2016.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors have received stock options to purchase common shares as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. No director received and/or accrued any cash compensation for their services as a director, including committee participation and/or special assignments. The directors have been awarded an aggregate of 225,000 options for the efforts as directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2016 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common	Douglas Karas- Director 601 21st Street, Suite 300 Vero Beach, FL 32960	10,000	0.00%

Common	Lowell Holden – CFO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	744,687	3.45%

Common	Brandon Price- Senior VP & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	919,687	4.25%

Common	Sean Carrick CEO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	1,274,687	5.9%

Common	Mark Glassy- 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	4,186,500	19.37%

Common	Darryl Goldstein – 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	2,503,000	11.0%

Common	All directors and executive officers as a group (4 persons)	2,949,061	13.6%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 31, 2016 and March 31, 2015, the Company had accounts payable to officers and Directors of zero and $4,672, respectively. The amounts were unsecured, bearing no interest and were due on demand. The amounts were owed for services provided and advances. As of March 31, 2016, the balance was zero.

On January 27, 2015 the Company issued 300,000 options with an exercise price of $0.50 per share to four officers and directors.

On September 1, 2015 the Company entered into five (5) year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the year ended March 31, 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	46,818	1,075,728
Chief Financial Officer	617,346	28,091	645,437
Senior Vice President	617,346	28,091	645,437
Total	2,263,602	103,000	2,366,602

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid	Annual Severance per Contract if Terminated
President	$99,250	$250,000
Chief Financial Officer	$55,000	$180,000
Senior Vice President	$24,000	$140,000
Total	$178,250	$570,000

During the years ended March 31, 2016 and 2015 the Company paid a consultant and former officer of the Company $60,000 and $43,000 in consulting fees respectively.

During the year ended March 31, 2016 the Company issued 535,000 shares of common stock to a related party for services.

Except as described above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which our company is proposed to be a party:

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

Board Independence

As currently constituted and applying the rules of NASDAQ one of the members of our Board of Directors is independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

We currently act with four directors, consisting of Brandon Price, Lowell Holden, Doug Karas and Sean Carrick. We have a standing audit committee, but not a standing compensation or nominating committee, for which our entire board of director's act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey LLP:

	2016	2015

Audit fees	$26,500	$25,200
Audit related fees	-	-
Tax fees	-	-
All other fees	26,500	25,200

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT BIOTECH INC.
(Registrant)

Dated: July 14, 2016	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2016	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: July 14, 2016	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: July 14, 2016	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer and Director

Dated: July 14, 2016	By:	/s/ Brandon Price
Brandon Price, Senior VP Business Development and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nascent Biotech, Inc.

Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. and subsidiary (collectively, the "Company") as of March 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditprocedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nascent Biotech, Inc. and subsidiary as of March 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 14, 2016

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$573,350	$107,571
Prepaid expenses	--	2,066
Total current assets	573,350	109,637

Materials held for research and development with alternative future use	827,964	827,964
Total assets	$1,401,314	$937,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,339,244	$1,275,938
Accounts payable to related parties	--	4,672
License agreement liability	27,000	1,792,650
Accrued interest	-	5,000
Derivate liability	3,849	6,330
Deferred revenue	600,000	--
Total current liabilities	2,970,093	3,084,590

Convertible note	--	60,000

Total liabilities	2,970,093	3,144,590

Stockholders' deficit:
Preferred stock, $0.001par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value,100,000,000 authorized, 21,617,565 and 17,564,600 issued and outstanding, respectively	21,617	17,564
Additional paid-in capital	8,789,831	4,006,934
Accumulated deficit	(10,380,227)	(6,231,487)
Total stockholders' deficit	(1,568,779)	(2,206,989)
Total liabilities and stockholders' deficit	$1,401,314	$937,601

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2016	2015

Operating expenses:
General and administrative expense	$4,294,264	$469,835
Gain on settlement of accounts payable	--	(21,684)
Gain on settlement of license agreement liability	(1,573,650)	--
Research and development	1,150,112	1,674,925
Loss from operations	(3,870,726)	(2,123,076)

Other income (expense):
Interest income	4	61
Gain (loss) on change in fair value of derivative liabilities	2,481	(5,112)
Interest expense	(280,499)	(24,002)
Total other income (expense)	(278,014)	(29,053)

Net loss	$(4,148,740)	$(2,152,129)

Net loss per share, basic and diluted	$(0.21)	$(0.15)

Weighted average number of shares outstanding, basic and diluted	19,773,297	13,986,980

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED MARCH 31, 2016 AND 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2014	7,000,200	7,000	2,622,180	(4,079,358)	(1,450,178)

Common stock issued in reverse merger	22,829,400	22,829	(41,829)	--	(19,000)
Cancellation of common stock	(15,000,000)	(15,000)	15,000	--	--
Common stock issued for cash	2,735,000	2,735	1,292,265	--	1,295,000
Option expense	--	--	119,318	--	119,318

Net loss	--	--	--	(2,152,129)	(2,152,129)

Balance at March 31, 2015	17,564,600	$17,564	$4,006,934	$(6,231,487)	$(2,206,989)

Common stock and warrants issued for cash	695,000	695	694,305	--	695,000
Common stock issued for warrant exercise	120,000	120	1,080	--	1,200
Common stock issued for services	3,037,965	3,038	3,781,560	--	3,784,598
Common stock issued for settlement of license agreement liability	200,000	200	149,800	--	150,000
Option expense	--	--	156,152	--	156,152

Net loss	--	---	--	(4,148,740)	(4,148,740)

Balance at March 31, 2016	21,617,565	$21,617	$8,789,831	$(10,380,227)	$(1,568,779)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2016	2015

Cash flows from operating activities:
Net loss	$(4,148,740)	$(2,152,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,784,598	--
Option expense	156,152	119,318
Change in fair value of derivative liabilities	(2,481)	5,112
Derivative warrants issued for services	--	1,218
Gain on settlement of accounts payable	--	(21,684)
Gain on settlement of license agreement liability	(1,573,650)	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,058,306	1,255,051
Accounts payable to related party	(4,672)	(625)
License agreement liability	(42,000)	321,333
Prepaid expenses	2,066	(891)
Deferred revenue	600,000	-
Net cash used in operating activities	(170,421)	(473,297)

Cash flows from investing activities
Purchase of materials held for research and development with alternative future use	--	(827,964)
Net cash (used in) provided by investing activities	--	(827,964)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	695,000	1,295,000
Common stock issued for warrants	1,200	--
Principal payment on convertible debt	(60,000)	--
Net cash provided by financing activities	636,200	1,295,000

Net increase (decrease) in cash	465,779	(6,261)
Cash – beginning of year	107,571	113,832
Cash – end of year	$573,350	$107,571

SUPPLEMENT DISCLOSURES:
Interest paid	$8,550	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued in reverse merger	$--	$19,000
Common stock issued for settlement of license agreement liability	150,000	--
Cancellation of common stock	--	15,000

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

Nascent Biotech is engaged in the research and development of the antibodies for control of brain and pancreatic cancer in humans.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenues may be earned through the sale of product license agreements for the production and sale of the product within specific countries or territories. Revenue may include license sales and future royalties. Revenue will be recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and consultants in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At March 31, 2016 and 2015, the Company had $827,964 in deferred development costs associated with materials held with a future alternative use.

Materials Held for Research and Development with Future Alternative Use

The Company has incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. Of the materials, 110 grams have been designated for use in the brain cancer clinical trials and has been expensed as of March 31, 2016 as research and development. The Company has determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Under the guidelines of ASC 730-10-25-2, Research and Development, the Company has capitalized the cost of the 314 grams of material that will not be used in the present trials but is available for future alternative use. The capitalize costs will be expensed as research and development as the materials are consumed in their use for alternative clinical trials.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2016 and 2015, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2016 and 2015.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$6,330	$6,330
As of March 31, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$3,849	$3,849

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "gain (loss) on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2016 and 2015 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share in 2015 and $0.40 in 2016, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $6,330 as of March 31, 2015 and $3,849 as of March 31, 2016.

The following table summarizes the change in the fair value of the derivative liabilities during the years ended March 31, 2016 and 2015:

Fair value as of March 31, 2014	$--
Additions at fair value	1,218
Transfers in (out) of Level 3	--
Change in fair value	5,112
Fair value as of March 31, 2015	$6,330
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(2,481)
Fair value as of March 31, 2016	$3,849

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders' deficit. The Company early adopted this standard for the period covered by the report herein.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $2,396,743 and an accumulated deficit of $10,380,227 as of March 31, 2016. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, the Company had accounts payable to officers and Directors of zero and $4,672, respectively. The amounts were unsecured, bear no interest and were due on demand. The amounts were owed for services provided and advances. As of March 31, 2016, the balance was zero.

On January 27, 2015 the Company issued 300,000 options with an exercise price of $0.50 per share to four officers and directors. (See Note 8 – Options)

On September 1, 2015 the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the year ended March 31, 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	46,818	1,075,728
Chief Financial Officer	617,346	28,091	645,437
Senior Vice President	617,346	28,091	645,437
Total	2,263,602	103,000	2,366,602

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid	Annual Severance per Contract if Terminated
President	$99,250	$250,000
Chief Financial Officer	$55,000	$180,000
Senior Vice President	$24,000	$140,000
Total	$178,250	$570,000

During the years ended March 31, 2016 and 2015 the Company paid a consultant and former officer of the Company $60,000 and $43,000 in consulting fees respectively.

During the year ended March 31, 2016 the company issued 535,000 shares of common stock to a related party for services.

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

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and is receiving $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company's common stock, plus will receive 1% of net sales of the Company's product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a remaining liability as of March 31, 2016 of $27,000 to be paid over 22 months and a gain on settlement of license agreement liability of $1,573,650.

As of March 31, 2016 and 2015, $27,000 and $1,792,650, respectively was accrued and unpaid under this license agreement.

NOTE 6 – COMMON STOCK

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

During the year ended March 31, 2016 the Company issued 695,000 shares of common stock and 195,000 warrants exercisable at $0.01 per share into 195,000 shares of common stock for $695,000 in cash.

On September 21, 2015 the Company issued 200,000 shares of its common stock with a value of $150,000 as part of the settlement of the license agreement liability (see Note 5). The license agreement liability settled totaled $1,723,650 and the fair value of the stock was determined to be $150,000 resulting in a gain of $1,573,650.

During the year ended March 31, 2016 the Company issued an aggregate of 3,037,965 shares of common stock with a value of $3,784,598 for services and compensation.

During the year ended March 31, 2016 120,000 warrants were exercised into 120,000 shares of common stock for $1,200 in cash.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On May 5, 2014 Jin-En issued a $60,000 unsecured convertible note bearing interest at 10% per annum. The note was convertible into common stock of the Company at $0.01 per share and matured on May 5, 2019. On September 15, 2015 the Company paid the debt holder in cash, $68,550 which included a principal payment of $60,000 and accrued interest of $8,550. As of March 31, 2016 the balance due on the convertible note was zero.

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

On January 27, 2015 the Company issued 355,000 options with exercise prices between $0.35 and $0.50 per share to four officers and directors and two consultants of the Company. A volatility of 250%, market price of common stock of $1.25 and a discount rate of 1.81% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options on the date of grant was determined to be $443,069. The fair value is being recognized as stock-based compensation over the vesting period of the options. The awards to nonemployees are revalued at each reporting date until completion of services.

On April 1, 2015 the Company granted a consultant to the Company 30,000 options that are exercisable at $0.35 per share. A volatility of 250%, market price of common stock of $1.05 and a discount rate of 1.87% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options was determined to be $31,456 on the date of grant. The fair value is being recognized as stock-based compensation over the vesting period of the options. This award to a nonemployee is revalued at each reporting date until completion of services.

On January 27, 2016, the Company granted a consultant to the Company 10,000 options that are exercisable at $0.50 per share. A volatility of 250%, market price of common stock of $0.14 and a discount rate of 1.87% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options was determined to be $1,392 on the date of grant. The fair value is being recognized as stock-based compensation over the vesting period of the options. This award to a nonemployee is revalued at each reporting date until completion of services.

During the years ended March 31, 2016 and 2015, the Company expensed an aggregate of $156,152 and $119,318, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $146,144 as of March 31, 2016.

The following sets forth the options granted and outstanding during the years ended March 31, 2016 and 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2014	--	$--	--	--	$--
Granted	355,000	0.49	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2015	355,000	$0.47	9.84	71,000	$39,950
Granted	40,000	0.50	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2016	395,000	$0.48	8.87	150,000	$900

NOTE 9 – WARRANTS

On September 30, 2015 the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. On October 20, 2015 the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company's common stock at $0.01 per share. As of March 31, 2016, 120,000 of the warrants have been exercised leaving 75,000 of this issuance outstanding plus 13,317 initially issued for a total of 88,317.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2014	--	$--	--	$--
Granted	13,317	1.00	--	--
Exercised	--	--	--	--
Outstanding at March 31, 2015	13,317	$1.00	2.14	$666
Granted	195,000	0.01	--	--
Exercised	(120,000)	0.01	--	--
Outstanding at March 31, 2016	88,317	$0.16	1.48	$29,250

NOTE 10 – INCOME TAXES

At March 31, 2016 and 2015, the Company had federal net operating loss carry forwards of approximately $6,585,651 and $4,794,230, respectively, which expire in varying amounts beginning in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Deferred tax assets:
Net operating loss	$2,304,987	$1,677,981
Less: Valuation allowance	(2,304,987)	(1,677,981)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2016.

NOTE 11 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2015 is $827,964 associated with 313 grams. These capitalize costs will be expensed as research and development as the materials are consumed. As of March 31, 2015, the production of the 424 grams was not yet complete. The Company will obtain ownership of the Pritumumab upon payment of all outstanding payables owed to the manufacturer. As of March 31, 2016, the Company had a payable balance of $1,455,519 owed to the manufacturer related to the production of the Pritumumab and other services provided.

NOTE 12 – LICENSE AGREEMENT

On January 12, 2016 the Company entered into a letter of intent with a company based in China to license the Company's product for production and sales in China. Under the terms of the agreement the Company received a refundable initial license payment of $600,000 with the second payment of $2,400,000 less taxes of 10% due after the completion of the license agreement. A payment of $5,000,000 less taxes of 10% will be received when the product is approved by the China FDA for clinical trial and a payment of $8,000,000 less taxes of 10% upon approval for commercial use within the license territory. In addition, a royalty of 9% of net sales less taxes of 10% will be paid to the Company. As of March 31, 2016, the $600,000 payment received was recognized as deferred revenue.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On June 30, 2016 the Company entered into a cell line sales agreement with the product manufacture. Under the terms of the agreement the company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

1.	$100,000 upon the initiation (first dose/first patient) of the first Phase I clinical trial (or equivalent) of a product;

2.	$225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a product

3.	$225,000 payable upon the first BLA approval (or equivalent) of a product.

4.	Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent's control of $50,000;

5.	A contingent sales fee upon product sales of 1% of sales or $150,000 whichever is greater.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2016 the Company issued 40,000 options to a consultant of the Company under the 2015 option program. The options are exercisable into the Company's common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant.

On April 1, 2016 the Company entered into a consulting agreement under which the consultant was granted 30,000 options on April 1, 2016. In addition, the consultant will be entitled to additional option grants of 30,000 options on April 1, 2017 and 40,000 options on April 1, 2018. The options are exercisable into the Company's common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant.

On May 23, 2016 the Company issued 150,000 shares of common stock with a fair value of $75,000 for settlement of $410,000 of accounts payable. The difference of the stock value and the accounts payable was treated as a reduction in development costs.

On June 13, 2016 the Company completed license agreement with a company in China. Under the terms of the license agreement the initial payment of $600,000 per the letter of intent became nonrefundable. On July 6, 2016 the Company received the second license payment of $2,400,000 less taxes of 10% ($2,160,000). (See Note 12- License Agreement)

On June 30, 2016 the Company reached an agreement for the settlement of outstanding accounts payable and cell line transfer with its manufacturer. Under the terms of the agreement the Company will pay the manufacture $1,500,000 for all outstanding accounts payable, plus receive a credit for $135,000 for completion of the product testing and manufacturing report, receive a credit for the cell line transfer fee of $225,000 and receive a credit for royalty on license sales of $150,000 of the $3,000,000 license sale. Under the agreement the Company will incur futures cost to the manufacture of 5% of the net future license payments received by the Company. On July 7, 2016 the Company paid the manufacture the $1,500,000.

