Form 10-Q
period 2016-06-30
Nascent Biotech Inc.
filed 2016-08-09
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, the Registrant had 21,784,065 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$65,222	$573,350
Total current assets	65,222	573,350

Materials held for research and development with alternative future use	827,964	827,964
Total assets	$893,186	$1,401,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,635,650	$2,339,244
Accounts payable to related parties	3,180	--
License agreement liability	23,000	27,000
Derivate liability	6,574	3,849
Deferred revenue	--	600,000
Total current liabilities	1,668,404	2,970,093

Total liabilities	1,668,404	2,970,093

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 21,784,065 and 21,617,565 issued and outstanding, respectively	21,784	21,617
Additional paid-in capital	8,910,253	8,789,831
Accumulated deficit	(9,707,255)	(10,380,227)
Total stockholders' deficit	(775,218)	(1,568,779)
Total liabilities and stockholder' deficit	$893,186	$1,401,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenue	$600,000	$--
Gross profit	600,000	--

Operating expenses:
General and administrative expense	205,222	160,230
Gain on settlement of accounts payable	(335,000)	--
Research and development	--	600,051
Income (loss) from operations	729,778	(760,281)

Other income (expense):
Interest income	48	--
Loss on change in fair value of derivative liability	(2,725)	(12,389)
Interest expense	(54,129)	(23,823)
Total other income (expense)	(56,806)	(36,212)

Net income (loss)	$672,972	$(796,493)

Net income (loss) per share, basic and diluted	$0.03	$(0.04)

Weighted average number of shares outstanding, basic and diluted	21,646,840	17,786,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$672,972	$(796,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	2,725	12,389
Gain on settlement of accounts payable	(335,000)	--
Stock-based compensation	8,250	--
Option expense	37,339	55,504
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(293,594)	234,215
Accounts payable to related parties	3,180	--
License agreement liability	(4,000)	(3,000)
Prepaid expenses	--	(3,060)
Deferred revenue	(600,000)	--
Net cash used in operating activities	(508,128)	(500,445)

Cash flows from financing activities:
Proceeds from sale of common stock	--	500,000
Net cash provided by financing activities	--	500,000

Net decrease in cash	(508,128)	(445)
Cash – beginning of year	573,350	107,571
Cash – end of period	$65,222	$107,126

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued for settlement of accounts payable	$75,000	$--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc ("Nascent" or the "Company"") was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan

Nascent is a clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently own the license rights to a drug candidate, pritumumab, which the Company is developing.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended March 31, 2016. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has negative working capital of $1,603,182 as June 30, 2016. The Company had incurred net losses since inception until the period ended June 30, 2016 in which the Company posted net income of $672,972 from a non-refundable deposit on a license sale. The Company has a source of revenue to cover its operating costs, however the source of revenue is not predictable and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015 the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of June 30, 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned

President	1,028,910	54,318	1,083,228
Chief Financial Officer	617,346	32,591	649,937
Senior Vice President	617,346	32,591	649,937
Total	2,263,602	119,500	2,383,102

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation	Annual Severance per Contract if Terminated

President	$99,250	$250,000
Chief Financial Officer	$60,000	$180,000
Senior Vice President	$24,000	$140,000
Total	$183,250	$570,000

During the three months ended June 30, 2016 the Company issued 16,500 shares of common stock to three officers with a value of $8,250 for service.

As of June 30, 2016 the Company owed a related party $3,180 in expenses. The related party is a consultant to the Company and receives $5,000 per month in consulting fees.

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

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company's common stock, plus will receive 1% of net sales of the Company's product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a gain on settlement of license agreement liability of $1,573,650. The remaining liability, as of June 30, 2016 of $23,000, will be paid over 18 months.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "loss on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of June 30, 2016 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $3,849 as of March 31, 2016 and $6,574 as of June 30, 2016 which resulted in a loss on the change in fair value of derivative liability of $2,725 for the three months ended June 30, 2016.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2016 and March 31, 2016:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$6,574	6,574

As of March 31, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$3,849	$3,849

The following table summarizes the change in the fair value of the derivative liability during the six months ended June 30, 2016:

Fair value as of March 31, 2016	$3,849
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	2,725
Fair value as of June 30, 2016	$6,574

NOTE 7 – COMMON STOCK

During the three months month period ended June 30, 2015 the Company issued 500,000 shares of common stock for $500,000 in cash.

During the three months ended June 30, 2016 the Company issued 150,000 shares of common stock with a value of $75,000 for the settlement of $410,000 of accounts payable realizing a gain on settlement of accounts payable of $335,000.

During the three months ended June 30, 2016 the Company issued 16,500 shares of common stock to three officers with a value of $8,250 for service.

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

On April 1, 2015 the Company granted a consultant to the Company 30,000 options that are exercisable at $0.35 per share. A volatility of 250%, market price of common stock of $1.05 and a discount rate of 1.87% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options was determined to be $31,456. The fair value is being recognized as stock-based compensation over the vesting period of the options. This award to a nonemployee is revalued at each reporting period until completion of services.

On January 27, 2016 the Company granted a consultant to the Company 10,000 options that are exercisable at $0.50 per share. A volatility of 250%, market price of common stock of $0.14 and a discount rate of 1.87% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options were determined to be $1,392 on the date of grant. The fair value is being recognized as stock-based compensation over the vesting period of the options. This award to a nonemployee is revalued at each reporting period until completion of services.

On April 1, 2016 the Company issued 40,000 options to a consultant under the 2015 option program. The options are exercisable into the Company's common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant. This award to a nonemployee is revalued at each reporting period until completion of services.

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

During the three months period ended June 30, 2016, the Company expensed $37,339 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $165,553 as of June 30, 2016.

The following sets forth the options granted and outstanding during the nine months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2016	395,000	$0.48	8.87	150,000	$900
Granted	70,000	0.30	--	14,000	5,460
Exercised	--	--	--	--	--
Outstanding at June 30, 2016	465,000	$0.45	8.80	170,000	$38,700

The weighted average remaining life and intrinsic value of the options as of June 30, 2016 was 8.80 years and $38,700, respectively.

NOTE 9 – WARRANTS

On September 30, 2015 the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000.On October 20, 2015 the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company's common stock at $0.01 per share. As of June 30, 2016, 120,000 of these warrants have been exercised leaving a balance of 75,000 warrants outstanding plus 13,317 initially issued for a total of 88,317.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2016 was 1.23 years and $51,000, respectively.

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value

Outstanding at March 31, 2016	88,317	$0.16	1.48	$29,250
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30, 2016	88,317	$0.16	1.23	$51,000

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab, a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as June 30, 2016 and March 31, 2016 is $827,964 associated with 313 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of June 30, 2016 and March 31, 2016, the manufacturing of the 424 grams was completed in bulk form.

NOTE 11 – ACCOUNTS PAYABLE

On June 30, 2016 the Company reached an agreement for the settlement of outstanding accounts payable and cell line transfer with its manufacturer. Under the terms of the agreement the Company will pay the manufacture $1,500,000 for all outstanding accounts payable, plus receive a credit for $135,000 for completion of the product testing and manufacturing report, receive a credit for the cell line transfer fee of $225,000 and receive a credit of $150,000 for the 5% royalty on the $3,000,000 license sales. Under the agreement, the Company will incur futures cost to the manufacture of 5% of the net future license payments received by the Company. (See Note 14 – Subsequent Events)

NOTE 12 – LICENSE AGREEMENT

On January 12, 2016 the Company entered into a letter of intent with a company based in China to license the Company's product for production and sales in China. Under the terms of the agreement the Company will receive a nonrefundable initial license payment of $600,000 for suspending negotiations with other potential licensees, with the second license payment of $2,400,000 less taxes of 10% due after the completion of the license agreement. A payment of $5,000,000 less taxes of 10% will be received when the product is approved by the China FDA for clinical trial and a payment of $8,000,000 less taxes of 10% upon approval for commercial use within the license territory. In addition, a royalty of 9% of net sales less taxes of 10% will be paid to the Company.

On June 13, 2016 the Company completed a license agreement with a company in China. Under the terms of the license agreement the initial payment of $600,000 was made by the licensee on March 30, 2016 to suspend negotiations with other license parties. The $600,000 payment was recorded in the prior year as deferred income. After it became nonrefundable when the license agreement was signed June 13, 2016 and the negotiation suspension period ceased, the Company recorded the revenue. The license payment of $2,400,000 became due within 20 days after the signing of the agreement and was paid on July 6, 2016. (See Note 14 – Subsequent Events)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On June 30, 2016 the Company entered into a cell line sales agreement with the product manufacture. Under the terms of the agreement the company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

1.	$100,000 upon the initiation (first dose/first patient) of the first Phase I clinical trial (or equivalent) of a Product;

2.	$225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a Product

3.	$225,000 payable upon the first Biologics License Application approval (or equivalent) of a product.

4.	Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent's control of $50,000;

5.	A contingent sales fee upon product sales of 1% of sales or $150,000 whichever is greater.

NOTE 14 – SUBSEQUENT EVENTS

On July 6, 2016 the Company received a license payment of $2,400,000 less taxes of 10% ($2,160,000). (See Note 12- License Agreement)

On July 7, 2016 the Company paid the manufacture the $1,500,000 owed per the settlement agreement. (See Note 11 Accounts Payable)

On July 18, 2016 the Company granted from the 2015 Option Program 300,000 options each to three officers and directors for a total of 900,000 options being granted. The options have an exercise price of $0.301 per share.

On July 22, 2016 the Company increased the base compensation for each officer by $2,000 per month as entitled by their compensation agreements.

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

Nascent Biotech, Inc ("Nascent" or the "Company") was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan.

Nascent is a clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently own the license rights to a drug candidate, pritumumab, which the Company is developing.

Overview

The Company is a development stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own the license rights to a drug candidate, pritumumab which we are developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA.

Initially we are focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time period (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or Radiation Therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1yr and 5% at 5 yrs. (SEER Registry Data, June 15th, 2016 (Central Brain Tumor Registry of the United States)).

Results of Operations

The Company recorded $600,000 revenue during the three months ended June 30, 2016 for the suspension of negotiations with other potential license parties and zero revenue in 2015.

General and administrative expenses for the three months ended June 30, 2016 was $205,222 compared to $160,230 in 2015, respectively. This increase in expenses for the three months ended June 30, 2016 over the same period in 2015 was due to slightly higher costs for administration.

The Company received a gain on the settlement of accounts payable of $335,000 during the three months period ended June 30, 2016.

Research and development expenses for the three months ended June 30, 2016 was zero compared to $600,051 in the same period in 2015. This decrease in expenses for the three months ended June 30, 2016 over the same period in 2015 reflected the completion of toxically tests and end of the production run for the product to be used in the clinical studies which are estimated to commence in the first calendar quarter of 2017.

Total other expense incurred in the three months ended June 30, 2016 was $56,806, compared to other expense of $36,212 in the same period in 2015. The major change between 2016 and 2015 was the interest expense of $54,129 in 2016 compared to interest expense of $23,823 in the same period in 2015. Change in fair value derivative liability showed a loss of $2,725 for the three months period in 2016 compared to a loss of fair value of $12,389 for the three months periods in 2015.

For the three months ended June 30, 2016, our net income was $672,972 compared to a net loss of $796,493 for the same period in 2015. The difference between the periods in 2016 and 2015 reflects the sale of the license agreement resulting in income of $600,000 in the three months ended June 30, 2016 with no revenue in the same period in 2015.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the capital it can raise to continue the Company's development and testing of its product. The Company projects it has significant cash to continue its present operations through December, 2016.

There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. The Company will continue to raise outside capital through loans and equity sales.

At June 30, 2016, the Company had negative working capital of $1,603,182. Current assets consist of cash of $65,222. Current liabilities as of the same date were $1,668,404 consisting of accounts payable of $1,638,830, license liability of $23,000, and derivative liability of $6,574.

Net cash used in operating activities in the three months ended June 30, 2016 was $508,128 compared to net cash used of $500,445 in the same period in 2015. The variance between the same periods in 2016 and 2015 relates mainly to the income from deferred revenue of $600,000 and decrease in accounts payable of $293,594 offsetting the net profit of $672,972 in 2016 compared to a net loss of $796,493 offset by an increase in accounts payable of $234,215 in the same period in 2015.

Net cash provided by financing activities for the three months period ended June 30, 2016 was zero compared to $500,000 in the same period in 2015. The total amount of the cash provided was from the sale of common stock of $500,000 in 2015.

As of June 30, 2016, the Company had total assets of $893,186 and total liabilities of $1,668,404. Stockholders' deficit as of June 30, 2016 was $775,218. This compares to a stockholders' deficit of $1,568,779 as of March 31, 2016. Liabilities decreased in 2016 due mainly to the completion of the license agreement of which $600,000 in deferred revenue was recognized as revenue in the current period.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $8 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the first quarter of 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2016.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech's risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2016 the Company issued 150,000 shares of common stock with a value of $75,000 for the settlement of $410,000 of accounts payable realizing a gain on settlement of accounts payable of $335,000.

During the three months ended June 30, 2016 the Company issued 16,500 shares of common stock to three officers with a value of $8,250 for service.

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

NASCENT BIOTECH, INC.

Dated: August 9, 2016	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

