Form 10-Q
period 2016-12-31
Nascent Biotech Inc.
filed 2017-02-09
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 8, 2017, the Registrant had 21,935,557 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$91,178	$573,350
Total current assets		573,350

Materials held for research and development with alternative future use	788,412	827,964
Total assets	$879,590	$1,401,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$176,036	$2,339,244
License agreement liability	17,000	27,000
Derivate liability	879	3,849
Deferred revenue	--	600,000
Total current liabilities	193,915	2,970,093

Total liabilities	193,915	2,970,093

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 21,878,415 and 21,617,565 issued and outstanding, respectively	21,878	21,617
Additional paid-in capital	9,443,242	8,789,831
Accumulated deficit	(8,779,445)	(10,380,227)
Total stockholders’ equity (deficit)	685,675	(1,568,779)
Total liabilities and stockholder’ equity (deficit)	$879,590	$1,401,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue	$--	$--	$3,000,000	$	---
Gross profit	--	--	3,000,000		--

Operating expenses:
General and administrative expense	196,247	225,196	1,106,315		4,179,284
Gain on settlement of license agreement liability	--	--	--		(1,573,650)
Gain on settlement of accounts payable	-	--	(479,648)		--
Research and development	373,507	40,480	481,528		667,902
Income (loss) from operations	569,754	(265,676)	1,891,805		(3,273,536)

Other income (expense):
Interest income	25	2	136		3
Gain on change in fair value of derivative liability	1,914	1,551	2,970		4,645
Interest expense	--	(75,102)	(54,129)		(135,379)
Total other income (expense)	1,939	(73,549)	(51,023)		(130,731)

Net income (loss) before income taxes	(567,815)	(339,225)	1,840,782		(3,404,267)

Income tax	--	--	240,000		--

Net income (loss)	$(567,815)	$(339,225)	$1,600,782		$(3,404,267)

Net income (loss) per share, basic	$(0.03)	$(0.02)	$0.07		$(0.18)
Net income (loss) per share, diluted	$(0.03)	$(0.02)	$0.07		$(0.18)

Weighted average number of shares outstanding, basic	21,860,645	21,075,310	21,771,827		19,260,191
Weighted average number of shares outstanding, diluted	21,860,645	21,075,310	23,200,144		19,260,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$1,600,782	$(3,404,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,970)	(4,645)
Gain on settlement of license agreement liability	--	(1,573,650)
Gain on settlement of accounts payable	(479,648)	--
Stock-based compensation	25,782	3,758,672
Option expense	552,640	155,116
Changes in operating assets and liabilities:
Materials held for research and development with alternative future use	39,552	--
Accounts payable and accrued expenses	(1,612,384)	375,010
Accounts payable to related parties	3,824	(4,672)
License agreement liability	(10,000)	(40,000)
Prepaid expenses	--	2,066
Deferred revenue	(600,000)	--
Net cash used in operating activities	(482,422)	(736,370)

Cash flows from financing activities:
Repayment of convertible note	--	(60,000)
Common stock issued for conversion of warrants	250	250
Proceeds from sale of common stock and warrants	--	695,000
Net cash provided by financing activities	250	635,250

Net decrease in cash	(482,172)	(101,120)
Cash – beginning of year	573,350	107,571
Cash – end of period	$91,178	$6,451

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$8,550
Income taxes paid	240,000	--

NON-CASH TRANSACTIONS
Common stock issued for settlement of accounts payable	$75,000	$--
Common stock issued for settlement of license agreement liability	--	150,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc. (“Nascent” or the “Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a pre-clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2016. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has negative working capital of 102,737 as December 31, 2016. The Company had incurred net losses since inception until the period ended September 30, 2016 in which the Company posted net income which as of December 31, 2016, was $1,600,782 from a license sale to a pharmaceutical company in China. The Company has a source of revenue to cover its operating costs, however the source of revenue is not predictable and the Company will incur additional expenses in the future developing their product. These factors may raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of December 31, 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned	Total Shares Owned
President	1,028,910	58,568	1,087,478	1,287,678
Chief Financial Officer	617,346	35,141	652,487	927,487
Senior Vice President	617,346	35,141	652,487	752,487
Total	2,263,602	128,850	2,392,452	2,967,652

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation for fiscal year 2017	Annual Severance per Contract if Terminated
President	$120,000	$250,000
Chief Financial Officer	$78,000	$180,000
Senior Vice President	$42,000	$140,000
Total	$240,000	$570,000

During the nine months ended December 31, 2016 the Company issued 25,850 shares of common stock to three officers with a value of $9,994 for service.

During the nine-months period ended December 31, 2016 the Company paid a relate party and Chairman of the Scientific Board $45,000 in consulting fees.

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

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a gain on settlement of license agreement liability of $1,573,650. The remaining liability, as of December 31, 2016, of $17,000, will be paid over 12 months.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014, the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “loss on change in fair value of derivative liability” until the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2016, using the following key inputs: market price of the Company’s common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.57%. The fair value of the derivative liability was determined to be $3,849 as of March 31, 2016, and $879 as of December 31, 2016, which resulted in a gain on the change in fair value of derivative liability of $2,970 for the nine months ended December 31, 2016.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2016, and March 31, 2016:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$879	$879

As of March 31, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$3,849	$3,849

The following table summarizes the change in the fair value of the derivative liability during the nine months ended December 31, 2016:

Fair value as of March 31, 2016	$3,849
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	(2,970)
Fair value as of December 31, 2016	$879

NOTE 7 – COMMON STOCK

On August 4, 2016, the Company issued 30,000 shares of common stock to an entity with a value of $9,789 for services.

On July 1, 2016, the Company issued 25,000 shares of common stock for the exercise of 25,000 warrants at $0.01 per share.

On November 14, 2016, the Company issued 30,000 shares of common stock to an entity with a value of $6,000 for services.

During the nine months ended December 31, 2016 the Company issued 150,000 shares of common stock with a value of $75,000 for the settlement of $410,000 of accounts payable realizing a gain on settlement of accounts payable of $335,000.

During the nine months ended December 31, 2016 the Company issued 25,850 shares of common stock to three officers with a value of $9,994 for services.

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

On July 20, 2016, the Company granted from the 2015 Option Program 300,000 options each to three officers and directors for a total of 900,000 options being granted. The options are exercisable into the Company’s common stock at an exercise price of $0.301 per share and were vested and expensed at the date of issuance. The fair value at date of granted was determined to be $484,205.

During the nine-month period ended December 31, 2016, the Company expensed $552,640 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $80,954 as of December 31, 2016.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2016	395,000	$0.48	8.87	150,000	$900
Granted	970,000	0.30	9.25	914,000	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2016	1,365,000	$0.35	9.13	1,070,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2016, was 9.13 years and zero, respectively.

NOTE 9 – WARRANTS

On 2015, the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. On October 20, 2015, the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company’s common stock at $0.01 per share. As of December 31, 2016, 145,000 of these warrants have been exercised leaving a balance of 50,000 warrants outstanding plus 13,317 initially issued for a total of 63,317.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2016, was 0.72 years and $19,500, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2016	88,317	$0.16	1.48	$29,250
Granted	--	--	--	--
Exercised	25,000	--	--	--
Outstanding at December 31, 2016	63,317	$0.22	0.72	$12,000

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2016 is $788,412 associated with 314 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of December 31, 2016, 125 grams of the 424 grams in bulk drug substance form have been filled into vials for use in clinical trials leaving 299 grams in bulk drug substance form for alternative future use. The Company has expensed during the three months ended December 31, 2016 an additional $39,552 for the additional 15 grams used in the fill and finish which is used for testing and clinical trials.

NOTE 11 – ACCOUNTS PAYABLE

On June 30, 2016, the Company reached an agreement for the settlement of outstanding accounts payable and cell line transfer with its manufacturer. Under the terms of the agreement the Company agreed to pay the manufacture $1,500,000 for all outstanding accounts payable, plus received a prepaid credit for $135,000 for completion of the product testing and manufacturing report and was not required to pay for the cell line transfer fee of $225,000 and $150,000 for the 5% royalty on the first $3,000,000 of license sales per the original agreement with the manufacture. Under the agreement, the Company will incur quarterly future costs to the manufacture of 1% or $150,000 whichever is greater of the net future license payments received by the Company following the first commercial sale. On July 7, 2016, the Company settled its outstanding payable with the manufacturer for a $1,500,000 cash payment. Per the settlement, the Company also received $135,000 prepaid credit along with the extinguishment of the payable balance of $1,509,647 resulting in a gain on settlement of account payable of $144,648. The $135,000 credit was applied to required reference standard and stability test which were completed by December 31, 2016 leaving the prepaid balance at zero.

NOTE 12 – LICENSE AGREEMENT

On January 12, 2016, the Company entered a letter of intent with a company based in China to license the Company’s product for production and sales in China. Under the terms of the agreement the Company received a nonrefundable initial license payment of $600,000 for suspending negotiations with other potential licensees, with the second license payment of $2,400,000 less taxes of 10% paid after the completion of the license agreement. A payment of $5,000,000 less taxes of 10% will be received when the product is approved by the China FDA for clinical trial and a payment of $8,000,000 less taxes of 10% upon approval for commercial use within the license territory. In addition, a royalty of 9% of net sales less taxes of 10% will be paid to the Company.

On June 13, 2016, the Company completed a license agreement with a company in China. Under the terms of the license agreement the initial payment of $600,000 was made by the licensee on March 30, 2016 to suspend negotiations with other license parties. The $600,000 payment was recorded in the prior year as deferred income. After it became nonrefundable when the license agreement was signed September 13, 2016 and the negotiation suspension period ceased, the Company recorded the revenue. On July 6, 2016, the Company received the balance of the license payment of $2,400,000 less taxes of 10% ($240,000).

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

NOTE 14 – SUBSEQUENT EVENTS

On February 2, 2017, the Company issued 57,142 shares of common stock at $0.35 per share plus 28,571 warrants to two individuals for $20,000 in cash. Each warrant is exercisable within one year of issuance date into one share of the Company’s common stock at $0.05 per share.

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

Nascent is a pre-clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently own the license rights to a drug candidate, pritumumab, which the Company is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA.

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or Radiation Therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1yr and 5% at 5 yrs. (SEER Registry Data, June 15th, 2016 (Central Brain Tumor Registry of the United States)).

Results of Operations

The Company recorded $3,000,000 revenue during the nine months ended December 31, 2016 for a license agreement for the Republic of China and zero revenue in 2015.

General and administrative expenses for the three and nine months ended December 31, 2016 was $196,247 and $1,106,315 compared to $225,196 and $4,179,284 in 2015, respectively. This decrease in expenses for the three months ended December 31, 2015 over the same period in 2016 was due to stock grants to the management of the Company in 2015.

Research and development expenses for the three and nine months ended December 31, 2016 was $373,507 and $481,528 compared to $40,480 and $667,902 in the same period in 2015. This increase in expenses for the three months ended December 31, 2016 over the same period in 2015 reflected added tests for the product to be used in the clinical studies which are estimated to commence in the second calendar quarter of 2017.

Total other income (expense) incurred in the three and nine months ended December 31, 2016 was $1,939 and ($51,023), compared to other expense of $(73,549) and $(130,731) in the same period in 2015. The major change between 2016 and 2015 was due to the decrease in applicable interest expense from the outstanding accounts payable settled on June 30, 2016. Change in fair value derivative liability showed a gain of $2,970 for the nine-month period in 2016 compared to a gain of fair value of $4,645 for the nine-month period in 2015.

For the three and nine month periods ended December 31, 2016, our net income(loss) was $(567,815) and $1,600,782 compared to a net loss of $(339,225) and $(3,404,267) for the same periods in 2015. The difference between the periods in 2016 and 2015 reflects the sale of the license agreement resulting in income of $3,000,000 in the nine-month period ended December 31, 2016 with no revenue in the same period in 2015.

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

At December 31, 2016, the Company had negative working capital of $102,737. Current assets consist of cash of $91,178. Current liabilities as of the same date were $193,915 consisting of accounts payable of $176,036, license liability of $17,000, and derivative liability of $879.

Net cash used in operating activities in the nine-month period ended December 31, 2016 was $482,422 compared to net cash used of $736,370 in the same period in 2015. The variance between the same periods in 2016 and 2015 relates mainly to the income from license sale and decrease in accounts payable of $1,612,384 offsetting the net income of $1,600,782 in 2016 compared to a net loss of $3,404,267 offset by a gain on license agreement of $1,573,650 in the same period in 2015.

Net cash provided by financing activities for the nine-month period ended December 31, 2016 was $250 compared to $635,250 in the same period in 2015. Cash provided was a result of the conversion of warrants to common stock of $250 in 2016 and from the sale of common stock of $695,000 in 2015.

As of December 31, 2016, the Company had total assets of $879,590 and total liabilities of $193,915. Stockholders’ equity as of December 31, 2016, was $685,675. This compares to a stockholders’ deficit of $1,568,779 as of March 31, 2016, Liabilities decreased in 2016 due mainly to the completion of the license agreement of which $3,000,000 was recognized as revenue in the current period.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $8 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the first quarter of 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2016.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 4, 2016, the Company issued 30,000 shares of common stock to an entity with a value of $9,789 for service.

On July 1, 2016, the Company issued 25,000 shares of common stock with a value of $250 for the conversion of 25,000 warrants at $0.01 per share.

During the nine months ended December 31, 2016 the Company issued 150,000 shares of common stock with a value of $75,000 for the settlement of $410,000 of accounts payable realizing a gain on settlement of accounts payable of $335,000.

During the nine months ended December 31, 2016 the Company issued 25,850 shares of common stock to three officers with a value of $9,994 for service.

On February 2, 2017, the Company issued 57,142 shares of common stock at $0.35 per share plus 28,571 warrants to two individuals for $20,000 in cash. Each warrant is exercisable within one year of issuance date into one share of the Company’s common stock at $0.05 per share.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1 & 31.2	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 & 32.2	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: February 8, 2017	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

