Form 10-K
period 2017-03-31
Nascent Biotech Inc.
filed 2017-06-29
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0612715
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

601 21st Street/ Suite 300 Vero Beach, FL	32960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 29, 2017 was 24,046,689. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2016 was with a market value of $9,582,634. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC a Nevada corporation (“Nascent” or the “Company”) is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to have positive therapeutic effect at low doses in previous clinical studies in Japan.

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

We are initially primarily focused on developing Pritumumab for the treatment of patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Pritumumab is a monoclonal antibody that has been tested in Ministry of Health and Welfare approved clinical studies in 249 human brain cancer patients in the nation of Japan. The objective of the Phase I and Phase II human clinical trials were to determine the safety of Pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were treated with a 1mg dose of Pritumumab, either once or twice a week, for 24 weeks, and were evaluated over this 14-year period. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trials, data from 126 of these patients were analyzed – under then-current Japanese efficacy standards – and presented to the Japanese Ministry of Health & Welfare (MHW). The HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was abandoned by his surviving heirs. An issue at that time was the ability to manufacture enough Pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar®, or surgical strategies, are used for the treatment of this cancer. However, there still exists a sizable need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are ineligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin. This particular target, generally referred to as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity leading to death of the cancer cells and overall depletion of the tumor.

Data from the Japanese clinical studies of pritumumab administered as a single agent to brain cancer patients with a range of tumor types (but primarily glioblastoma and malignant astrocytoma) demonstrated a collective rate of partial remission (tumor volume reduction greater than 51%) plus complete remission of 15%, and a stable disease rate of an additional 50% (stable disease defined as +25% to -50% in tumor volume) – as measured by a standard formulary from MRI and X-ray imaging). Additionally, data from the 126 patients treated with Pritumumab submitted to the MHW also suggests a manageable and predictable safety profile. Of the 126 patients evaluated for safety, only 14 showed adverse events, 8 of which were judged to be possibly caused by administration of Pritumumab, and all of which resolved over time. There were no serious adverse events noted.

We have licensed the exclusive worldwide rights to pritumumab from HIH. We expect to amplify on the past clinical development strategy in Japan and during the next 12 months plan to:

•	commence Phase I clinical trials in the United States, establishing the optimal dose of Pritumumab for treatment of patients with brain cancers;

•	commence ongoing studies with Pritumumab for the treatment of lung cancer and breast cancer that has metastasized to the brain;

•	continue to evaluate the application of Pritumumab in the treatment of other forms of ecodomain vimentin positive cancers (for example, cancers of epithelial origin such as pancreatic, lung and colon) where there may be unmet medical needs.

The Company filed an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”) for Phase I clinical trials on March 31, 2017. The Company will commence the Phase I clinical trials when the IND has been cleared by the FDA.

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

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•	Advance Pritumumab, our drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing Pritumumab for the treatment of patients’ brain tumors, as well as lung and breast cancer metastases to the brain. We plan to modify the previous clinical development strategy employed in Japan, by focusing our planned Phase I/II clinical trials on the use of Pritumumab to include the metastatic treatment option, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. We will employ much higher doses in the clinical protocol, compared to the studies in Japan, to test for safety and increased efficacy.

•	Expand our product pipeline by pursuing additional indications for Pritumumab, due to the fact that the target antigen (ectodomain vimentin) is present in a variety of cancers apart from brain cancer. Nascent will seek to expand Pritumumab into as many different indications as possible. We also believe Pritumumab could be an effective carrier protein for other anti-cancer drugs (a cocktail approach in which an anti-cancer drug is attached to an antibody) and we also believe we can develop Pritumumab as a diagnostic tool.

•	Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on a number of factors, including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Pritumumab in Cancer Patients

Our initial focus is on the development of Pritumumab as an intravenous treatment of patients with various types of brain cancer, most prominently gliomas and astrocytomas.

Advantages of Pritumumab

Based on pre-clinical and clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments that are used in the treatment of patients’ brain malignancies and other various forms of cancer. The antibody utilizes a fully human, natural approach which we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies, radiation and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, such as chemotherapy, radiation or surgery, which can be devastating and life threatening in and of themselves.

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

Development Plan

We plan to conduct a US-based clinical trial of pritumumab in patients with brain cancer over the next 12 to 18 months. In this trial, we also plan to further investigate the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I trial is also planned as multiple ascending dose study employing significantly higher doses, compared to the studies in Japan, to test for safety and improved efficacy.

As noted above, we have submitted our IND to the FDA for evaluation and comment; and we believe that we can complete the Phase I and phase II studies indicated above within a period of about 36 months and for a total cost of less than $15 million dollars. This will, of course, require funding additional to our planned capital raises as discussed elsewhere in this document.

Clinical Testing of Our Products in Development

Each of our products in development, and likely all future drug candidates, will require extensive pre-clinical and clinical testing to determine the safety and efficacy of the product prior to seeking and obtaining regulatory approval for marketing and sale of the product. This process is expensive and time consuming. In completing this pre-clinical and clinical testing, we are dependent upon third-party consultants, consisting mainly of investigators, collaborators, and contract research organizations, who will conduct such testing.

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

Intellectual Property

We hold a worldwide exclusive license under our license agreement to 11 granted U.S. and world patents and one pending International Application (PCT) for filing in the US receiving office, entitled “Enhanced Delivery of Drugs to the Brain (International Application Number: PCT/US16?5112B)”, as well as foreign counterparts and other patent applications and patents claiming priority therefrom. Out of the 11 granted patents, only 1 is still within issuance as 10 patents expired and were not renewed. The expired patents were deemed to have no value for the advancement of development of Pritumumab and were not renewed by Nascent Biologics, Inc. prior to its acquisition by the Company. The value of all the patents has been impaired reducing the asset value to zero. The sole patent in effect through 2017 is 6,165,467. In addition, the US Food & Drug Administration has granted the Company orphan drug designation for use of Pritumumab against gliomas and pancreatic cancer.

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

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Related to Our Intellectual Property.” Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.”

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

License

The Company holds a license from a third party for certain patents and related material related to Pritumumab. The license allows the Company to develop, manufacture and sell its product worldwide using the patents under the license agreement. The license was entered into by Nascent Biologics, Inc. in March 2009, granting rights to the development and certain patents. The license was granted for total consideration of $2,000,000, to be paid in six installments of $300,000 plus a final payment of $200,000 on January 1, 2016. In addition, the license provides the licensor with a royalty of 2% on the sales of the developed product, up to $10,000,000 in sales, and thereafter, a royalty of 1% for all sales over $10,000,000. Prior to the acquisition by the Company, Nascent Biologics allowed 10 patents to expire based on their assessment of the patents and their value relating to the Company’s development of its product. Nascent Biologics and the licensor amended the license agreement requiring payments of $333,000 per year from January 1, 2012 through January 1, 2015. Such payments were not made by Nascent Biologics or the Company after the acquisition of Nascent Biologics. On September 20, 2015, the Company reached an agreement with the licensor paying the licensor $30,000 on the date of the agreement and $1,000 per month for 28 months with a balance payment of $5,000 with the last payment. As of March 31, 2017, the Company owed the Licensor $14,000.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by continuing established relationships with third-party manufacturers and other service providers to perform these services for us. We intend to continue these third-party relationships to maintain our supply of Pritumumab. Should Pritumumab obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers for the commercial production and manufacture of our product. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our potential competitors include, but are not limited to, Genentech, GlaxoSmithKline, Roche, Boehringer Ingelheim, Takeda, Array Biopharma and Ambit Biosciences. We are an early stage company with no history of operations and we only recently acquired the rights to the drug candidates we expect to develop. Many of our competitors have substantially more resources than we do, including both financially and technically. In addition, many of our competitors have more experience than us in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. We anticipate that we will face intense competition.

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

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. In the case of Pritumumab, it is a biologic drug and the appropriate route for approval will be to submit a BLA.

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;

•	Development of a manufacturing process in accordance with the FDA’s Good Manufacturing Practice (GMP) regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which must pass FDA review before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a BLA (Biologics License Application) after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (cGMPs); and,

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the drug in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The Company cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. At present, the IND submission is on clinical hold awaiting additional data from the Company prior to the FDA allowing clinical trials.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. A BLA must be accompanied by a significant user fee, which we anticipate will be waived for the first BLA because NBI is a “qualified small business.”

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

Expedited Review and Approval

The FDA has various programs, including Orphan Drug Designation and Fast Track approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for accelerated approval. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Post-Approval Requirements

Oftentimes, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA, typically a new BLA or NDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

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

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from 8 years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one year period of marketing exclusivity is possible if during the data exclusivity period (the first 8 years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of 8 years. After 8 years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until 2 years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the 8 year data exclusivity period. In Japan our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

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

Employees

As of the date of this filing, we have no full-time employees. Our officers and directors currently act as consultants to the Company. Our CEO devotes 100% of his time to the Company, our CFO 75% of his time and our Executive Vice President 40% of his time in addition to their own businesses. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring full-time employees devoted to research, product and business development activities over the next few years. In addition, we intend to use clinical research organizations and other third parties to perform our clinical studies and manufacturing.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidate is pritumumab, and this product is not approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. We have not begun any clinical trial for pritumumab and our IND has not yet received FDA clearance, which is required before we may commence human clinical trials in the U.S.

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

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gave the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA has in some cases resulted, and in the future, could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Non-U.S. regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our proposed products, or products similar to our proposed products, could negatively impact demand for these products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of these products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of these products if and when they reach the market.

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

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and is receiving $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. As of March 31, 2017, the Company owes the licensor $14,000.

Competitors’ intellectual property may prevent the Company from selling its proposed products or have a material adverse effect on the Company’s future profitability and financial condition.

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

Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if the Company successfully develops new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. The Company cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause the Company’s products to become obsolete, causing our revenue and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Any products that the Company is able to develop will face intense competition from its competitors’ products. Competitors’ products may be safer, more effective; more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors’ products.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2017 is $9,226,403. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

•	undertaking clinical trials;

•	hiring additional personnel;

•	participating in the regulatory approval processes;

•	manufacturing and formulating products;

•	initiating and conducting sales and marketing activities; and,

•	implementing additional internal systems and infrastructure.

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

Our audited financial statements for the year ended March 31, 2017 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2009 and do not have a history of earnings except for the year ended March 31, 2017. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and

Currently, we do not have an independent audit committee. Our independent Director along with the other Directors functions as our audit committee and is comprised of four directors, three of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 601 21 Street Suite 300, Vero Beach Fl, which we rent on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

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

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2017	0.37	0.21
December 31, 2016	0.69	0.25
September 30, 2016	0.73	0.30
June 30, 2016	1.51	1.05
March 31, 2016	0.44	0.13
December 31, 2015	0.32	0.14
September 30, 2015	1.59	0.30
June 30, 2015	1.51	1.05

_________________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of June 29, 2017, there were approximately 126 holders of record of our common stock. As of such date, 24,046,679 common shares were issued and outstanding.

Our transfer agent is Transfer Online, Inc. Its mailing address is 512 SE Salmon Street, Portland, OR, 97214 and its telephone number is (503) 227-2950.

Equity Compensation Plans

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) under which we are authorized to issue up to a maximum of 3,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine.

We currently have 1,365,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to three key officers, directors and consultants.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2017.

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

During the year ended March 31, 2017, the Company issued 25,000 shares of common stock for the exercise of 25,000 warrants at $0.01 per share

During the year ended March 31, 2017 the Company issued 351,487 shares of common stock to one entity with a value of $145,520 for accounts payable. The issuance of the stock in the transaction created a gain on the settlement of accounts payable of $335,000.

During the year ended March 31, 2017, the Company issued, 928,711 shares of common stock and 464,361 warrants exercisable at $0.05 to $0.10 per share to 10 individuals for $325,050 of cash.

During the year ended March 31, 2017 the Company issued 203,571 shares of common stock to multiple entities with a value of $55,071 for services.

During the year ended March 31, 2017 the Company issued 168,714 shares of common stock to 3 officers with a value of $63,266 for services and compensation.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 193, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2017 and March 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2017 and 2016, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2017 were $1,572,578 including research and development cost $486,925 and general and administrative expenses of $1,565,301 offset by a gain on the settlement of accounts payable of $479,648 which compares to the year ended March 31, 2016 in which our operating expenses of $3,870,726 with research and development costs of $1,150,112 and general and administrative costs of $4,294,264 offset by a gain on the settlement of a license liability of $1,573,650, representing an decrease of $2,298,148 in operating expenses incurred during fiscal 2017 over 2016. The decrease was primarily due to additional stock based compensation expense in 2016 and compared to 2017.

Other expenses totaled $50,485 for the year ended March 31, 2017 compared to $278,014 for the same period in 2016. Interest expense of $280,499 for the year ended March 31, 2016 was the major impact on the higher other expense in 2016 compared to 2017.

Revenue, Net Income and Loss

The Company recorded revenues of $3,000,000 from a license sale for the year ended March 31, 2017 and no revenue for 2016. The revenue received is the initial payment under the license terms with an additional $5,000,000 and $8,000,000 due when each of two milestones are reached by the licensee.

Our net income for the year ended March 31, 2017 was $1,136,937 compared to a net loss of $4,148,740 during the year ended March 31, 2016. The change from a net loss to net income is due to the license sale of $3,000,000 in 2017 compared to no revenue in 2016.

Our operations to date have been financed by the sale of our common stock and initial payment of a licenses sale. Our two largest expenses to date have been research and development and consulting fees. The research and development will grow as the product begins it clinical trials in the next fiscal year.

We do not anticipate generating revenues in the foreseeable future other than future licenses sales or additional payments from licenses in effect, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2017, we had cash of $129,806 as compared to $573,350 in cash at March 31, 2016. Our accounts payable at March 31, 2017 were $151,653 as compared to $2,339,244 as of March 31, 2016. The accounts payable for the year ended March 31, 2017 consist mainly of payables to two vendors for consulting and testing while the accounts payable in 2016 consisted of two vendors, one that manufactured our product and one that is testing our products.

We have some revenues to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2017 consisted of $129,806 in cash as compared to total current assets of $573,350 as of March 31, 2016. The decrease in current assets was due to ongoing expenses required in the Company operations.

Our total current liabilities as of March 31, 2017 were $165,999 as compared to total current liabilities of $2,970,093 as of March 31, 2016. The decrease in current liabilities was primarily attributed to in the payment of major vendors from the revenue received from the license agreement during the year ended March 31, 2017.

As of March 31, 2017, the Company had negative working capital of $36,193 compared to negative working capital of $2,396,743 as of March 31, 2016. The decrease in negative working capital of $2,360,550 from 2016 to 2017 can be attributed to the payment of a large amounts of accounts payable along with the fulfillment of the license agreement to recognize the deferred revenue in 2017 over 2016.

Cash Flows

Operating Activities

Cash used in operating activities was $768,844 for the fiscal year ended March 31, 2017 compared to cash used in operating activities of $170,421 for the fiscal year ended March 31, 2016. The increase in cash used in operating activities is attributed mainly to the payment of accounts payable plus the recognition of the deferred revenue in 2017 incurred in 2016.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2017 and 2016.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2017 was $325,300, compared to $636,200 for the fiscal year ended March 31, 2016. The decrease in cash provided by financing activities is due to the sale of common stock and warrants of $325,050 and warrant exercises of $250 in 2017 compared to the sale of common stock and warrants of $695,000 plus warrant conversion of $1,200 less the payment of a convertible debenture of $60,000, for the same period in 2016.

Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses including the clinical trials of our product.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2017, our company has accumulated losses of $9,243,290 and a working capital deficit of $36,193. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2017, MaloneBailey, LLP, our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $15,000,000 to enable us to proceed with our plan of operations, including our phase 1 and phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for proceeding with our plan of operations.

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

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	49	July, 2014
Doug Karas	Independent Director	52	April 2016
Lowell Holden	Chief Financial Officer and Director	74	July, 2014
Brandon Price	Executive VP Business Development and Director	68	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and director of EMR Technology, Chief Executive Officer and director of PTS, Inc (PTSH) and President and Director of County Line Energy, Inc.(CLCY). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor’s of Science degree from Iowa State University.

Dr. Brandon Price - Executive Vice President, Business Development and Director - Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops and registers human and veterinary products (pharmaceuticals, diagnostics and medical devices) for Latin American markets. Dr. Price has been CEO of five biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines, and contract biologics manufacturing), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland’s counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the board of directors of four companies, and chairs the Advisory Board for the Professional Science Management Program in Bioinformatics at Virginia Commonwealth University (Richmond, VA). Presently, he is Visiting Professor at the University of Guadalajara School of Business where he teaches the course “Entrepreneurism and Business Planning”. He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today and has been a Director and Executive Vice President of Nascent Biotech, Inc since 2014.

Sean Carrick – President and Director - Sean Carrick brings to Nascent a career that spans more than 25 years of experience building and leading successful medical device, Pharmaceutical and Biotech companies in large, mid-cap and venture-backed stages. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 1, 2013 to November 2013 where he was responsible for all business management and strategic direction. Prior to Silverstar Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems and Florida Director of Sales at the Linvatec Division of Conmed Corporation (December 2007 through July 2010). Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College and Maquet Medical Systems. Mr. Carrick is also a director of EMR Technology Solutions, Inc.

Douglas J. Karas – Independent Director - Douglas J. Karas is Vice President, Performance Analysis and Investment Risk for Franklin Templeton Companies LLC. Mr. Karas is responsible for investment Regulatory Governance, GIPS® Compliance, Fund Board, Sales and Marketing support. Mr. Karas brings cross-functional leadership and collaboration with a strong customer service focus at all organizational levels. Mr. Karas is an Affiliate member of the Tampa Bay CFA Society. Mr. Karas has been with Franklin Templeton Investments for 18 years. Prior to this position, he was the director- Financial Business Processes & Systems and was responsible for the firm’s corporate finance applications including treasury, accounting, corporate and fund taxation and corporate development and planning. He has extensive operations management, consulting, risk and regulatory compliance, re-engineering, project management, and system development experience. Previous positions with Franklin Templeton include senior manager financial operations, manager financial program management office and manager treasury accounting control compliance. Mr. Karas’ experience cuts across operations and applications and he has exposure to treasury cash, deal and risk; revenue calculations and recognition; external and internal financial reporting (including 10-K/10-Q, Business Line Profitability, Transfer Pricing and Fund Profitability), financial instruments (dollar rolls, derivatives, ABS and MBS- Security set-up and Maintenance, Pricing, Revenue Recognition, etc.); and Procedures of Portfolio Managers and Investment Advisors in accordance with the Securities Act of 1933 and 1934, Investment Company and Investment Advisor Acts of 1940. Prior to joining Franklin Templeton, Mr. Karas held positions with Transamerica Life Companies and Federated Investors. Mr. Karas graduated with a B.S. in business, accounting from the University of Pittsburgh and is a Certified Public Accountant.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that three directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2017.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Late filing of Form 4
Mark Glassy	Shareholder	Yes
Brandon Price	Officer, Director	Late filing of Form 4
Douglas Karas	Director	Yes
Lowell Holden	Officer, Director	Late filing of Form 4

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our outside director Douglas Karas who serves as Chairman of the committee and sole member. Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation

Brandon Price	2017	40,000	-	-	-	-	-	-	40,000
Executive VP Business	2016	24,000	-	-	-	-	-	-	24,000
Development – Director	2015	12,000	-	-	-	-	-	-	12,000

Sean Carrick	2017	118,000	-	-	-	-	-	-	118,000
President-Director	2016	99,250	-	-	-	-	-	-	99,250
	2015	39,500	-	-	-	-	-	-	39,500

Lowell Holden	2017	76,000	-	-	-	-	-	-	76,000
CFO, Director	2016	55,000	-	-	-	-	-	-	55,000
	2015	44,000	-	-	-	-	-	-	44,000

As of March 31, 2017, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

Stock Option Plan

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan was approved by our stockholders. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The Board of Directors administer the 2015 Plan.

As of March 31, 2017, the Company has 1,365,000 options issued and outstanding under our Stock Option Plan which have been granted to three officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2017:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	375,000
Brandon Price	Officer and Director	375,000
Lowell Holden	Officer and Director	375,000
Employees and consultants as a group	--	240,000
Total		1,365,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	--	1,635,000
Equity compensation plans not approved by security holders	--	--	--
Total	3,000,000	--	1,635,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2017.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors have received stock options to purchase common shares as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. No director received and/or accrued any cash compensation for their services as a director, including committee participation and/or special assignments. The directors have been awarded an aggregate of 1,125,000 options for the efforts as directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2017 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common	Douglas Karas - Director 601 21st Street, Suite 300 Vero Beach, FL 32960	10,000	0.00%

Common	Lowell Holden - CFO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	790,700	3.30%

Common	Brandon Price - Executive VP & Director 601 21st Street, Suite 300 Vero Beach, FL , 32960	965,700	4.03%

Common	Sean Carrick CEO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	1,351,366	5.64%

Common	Mark Glassy - 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	4,186,500	17.48%

Common	Darryl Goldstein - 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL , 32960	2,503,000	10.44%

Common	All directors and executive officers as a group (4 persons)	3,117,766	12.97%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 31, 2017 and March 31, 2016, the Company had no accounts payable to officers and Directors.

On January 27, 2015, the Company issued 900,000 options with an exercise price of $0.50 per share to three officers and directors.

On September 1, 2015, the Company entered into five (5) year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the years ended March 31, 2017 and 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	122,256	1,151,166
Chief Financial Officer	617,346	73,354	690,700
Executive Vice President	617,346	73,354	690,700
Total	2,263,602	268,964	2,532,566

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid	Annual Severance per Contract if Terminated
President	$126,000	$250,000
Chief Financial Officer	$76,000	$180,000
Executive Vice President	$40,000	$140,000
Total	$234,000	$570,000

During the years ended March 31, 2017 and 2016 the Company paid a consultant and former officer of the Company $60,000 each year in consulting fees.

During the year ended March 31, 2017, the Company issued 50,000 shares of common stock to a related party for services.

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

We currently act with four directors, consisting of Brandon Price, Lowell Holden, Doug Karas and Sean Carrick. We have a standing but not independent audit committee, but not a standing compensation or nominating committee, for which our entire board of director’s act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey LLP:

	2017	2016
Audit fees	$37,300	$26,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

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

__________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT BIOTECH INC.
(Registrant)

Dated: June 29, 2017	By:	/s/ Sean Carrick
Sean Carrick
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2017	By:	/s/ Sean Carrick
Sean Carrick
President, Secretary and Director

Dated: June 29, 2017	By:	/s/ Douglas Karas
Douglas Karas
Independent Director

Dated: June 29, 2017	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director

	By:	/s/ Brandon Price
Dated: June 29, 2017		Brandon Price
Executive VP Business Development and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nascent Biotech, Inc.

Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. and subsidiary (collectively, the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nascent Biotech, Inc. and subsidiary as of March 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 29, 2017

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$129,806	$573,350
Total current assets	129,806	573,350

Materials held for research and development with alternative future use	769,954	827,964
Total assets	$899,760	$1,401,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$151,653	$2,339,244
License agreement liability	14,000	27,000
Derivate liability	346	3,849
Deferred revenue	--	600,000
Total current liabilities	165,999	2,970,093

Total liabilities	165,999	2,970,093

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 23,292,298 and 21,617,565 issued and outstanding, respectively	23,292	21,617
Additional paid-in capital	9,953,759	8,789,831
Accumulated deficit	(9,243,290)	(10,380,227)
Total stockholders’ equity (deficit)	733,761	(1,568,779)
Total liabilities and stockholders ‘equity (deficit)	$899,760	$1,401,314

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2017	2016

Revenue	$3,000,000	$--

Operating expenses:
General and administrative expense	1,565,301	4,294,264
Gain on settlement of accounts payable	(479,648)	--
Gain on settlement of license agreement liability	--	(1,573,650)
Research and development	486,925	1,150,112
Income (loss) from operations	1,427,422	(3,870,726)

Other income (expense):
Interest income	141	4
Gain on change in fair value of derivative liabilities	3,503	2,481
Interest expense	(54,129)	(280,499)
Total other expense	(50,485)	(278,014)

Net income (loss) before income tax	1,376,937	(4,148,740)

Income tax	240,000	--

Net income (loss)	$1,136,937	$(4,148,740)

Net income (loss) per share, basic	$0.05	$(0.21)
Net income (loss) per share, diluted	$0.05	$(0.21)

Weighted average number of shares outstanding, basic	21,798,985	19,773,297
Weighted average number of shares outstanding, diluted	23,678,346	19,733,297

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2015	17,564,600	$17,564	$4,006,934	$(6,231,487)	$(2,206,989)

Common stock and warrants issued for cash	695,000	695	694,305	--	695,000
Common stock issued for warrant exercise	120,000	120	1,080	--	1,200
Common stock issued for services	3,037,965	3,038	3,781,560	--	3,784,598
Common stock issued for settlement of license agreement liability	200,000	200	149,800	--	150,000
Option expense	--	--	156,152	--	156,152

Net (loss)	--	---	--	(4,148,740)	(4,148,740)

Balance at March 31, 2016	21,617,565	21,617	8,789,831	(10,380,227)	(1,568,779)

Common stock and warrants issued for cash	928,711	929	324,121	--	325,050
Common stock issued for accounts payable	351,487	351	145,169	--	145,520
Common stock issued for warrant exercise	25,000	25	225	--	250
Common stock issued for services	369,535	370	117,967	--	118,337
Option expense	--	--	576,446	--	576,446

Net income	--	--	--	1,136,937	1,136,937

Balance at March 31, 2017	23,292,298	$23,292	$9,953,759	$(9,243,290)	$733,761

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,136,937	$(4,148,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	118,337	3,784,598
Option expense	576,446	156,152
Change in fair value of derivative liabilities	(3,503)	(2,481)
Gain on settlement of accounts payable	(479,648)	--
Gain on settlement of license agreement liability	--	(1,573,650)
Changes in operating assets and liabilities:
Use of materials held for research and development with alternative future use	58,010	--
Accounts payable and accrued expenses	(1,562,423)	1,058,306
Accounts payable to a related party	--	(4,672)
License agreement liability	(13,000)	(42,000)
Prepaid expenses	--	2,066
Deferred revenue	(600,000)	600,000
Net cash used in operating activities	(768,844)	(170,421)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	325,050	695,000
Common stock issued for warrants	250	1,200
Principal payment on convertible debt	--	(60,000)
Net cash provided by financing activities	325,300	636,200

Net increase (decrease) in cash	(443,544)	465,779
Cash – beginning of year	573,350	107,571
Cash – end of year	$129,806	$573,350

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$8,550
Income taxes paid	--	--

NON-CASH TRANSACTIONS
Common stock issued for settlement of license agreement liability	$--	$150,000
Common stock issued for settlement of accounts payable	$145,520	$--

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc (“Biotech,” “the Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada.

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

Revenue Recognition

Revenues may be earned through the sale of product license agreements for the production and sale of the product within specific countries or territories. Revenue may include license sales and future royalties. Revenue is recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project, or expensed as research and development as the material are consumed, or written off if a product is abandoned. At March 31, 2017 and 2016, the Company had $769,954 and $827,964 capitalized associated with materials held with a future alternative use. The cost of these materials will be expensed as research and development as the materials are consumed.

Materials Held for Research and Development with Future Alternative Use

The Company has incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. Of the 424 grams, the materials designated for use in the brain cancer clinical trials have been expensed as of March 31, 2017 as research and development. The Company has determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Under the guidelines of ASC 730-10-25-2, Research and Development, the Company has capitalized the cost of the remaining 292 grams of material that will not be used in the present trials but is available for future alternative use. The capitalize costs will be expensed as research and development as the materials are consumed in their use for alternative clinical trials.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2017 and 2016, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2017 and 2016.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2016 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation. Diluted net income per share is based on the weighted average of the shares of common stock outstanding of 21,798,925 plus the equivalent of shares in options and warrants that are eligible to be converted to common stock of 1,879,361 for a total of 23,678,346 shares used in the calculation per share income.

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

Level 3 — Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$3,849	$3,849
As of March 31, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$346	$346

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “gain (loss) on change in fair value of derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2017 and 2016 using the following key inputs: market price of the Company’s common stock $0.10 to $1.51 per share in 2016 and $0.40 in 2017, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $3,849 as of March 31, 2016 and $346 as of March 31, 2017.

The following table summarizes the change in the fair value of the derivative liabilities during the years ended March 31, 2017 and 2016:

Fair value as of March 31, 2015	6,330
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(2,481)
Fair value as of March 31, 2016	$3,849
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(3,503)
Fair value as of March 31, 2017	$346

Recent Accounting Pronouncements

Nascent Biotech does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $36,193 and an accumulated deficit of $9,243,290 as of March 31, 2017. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the years ended March 31, 2017 and 2016:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage		Total Shares Earned
		2017	2016
President	1,028,910	76,688	45,568	1,151,166
Chief Financial Officer	617,346	46,013	27,341	690,700
Senior Vice President	617,346	46,013	27,341	690,700
Total	2,263,602	168,714	100,250	2,532,566

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid	Annual Severance per Contract if Terminated
President	$118,000	$250,000
Chief Financial Officer	$76,000	$180,000
Senior Vice President	$40,000	$140,000
Total	$234,000	$570,000

During the years ended March 31, 2017 and 2016 the Company paid a consultant and former officer of the Company $60,000 each year in consulting fees.

During the year ended March 31, 2016 the company issued 535,000 shares of common stock to a related party for services.

During the year ended March 31, 2016 the Company issued 168,714 shares of common stock to three officers for services.

During the year ended March 31, 2016 the Company issued 50,000 shares of common stock to one related party for services.

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

On September 21, 2015 the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and is receiving $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a remaining liability as of March 31, 2017 of $14,000 to be paid over 9 months and a gain on settlement of license agreement liability of $1,573,650 for the year ended March 31, 2016.

As of March 31, 2017 and 2016, $14,000 and $27,000, respectively was accrued and unpaid under this license agreement.

NOTE 6 – COMMON STOCK

On September 21, 2015, the Company issued 200,000 shares of its common stock with a value of $150,000 as part of the settlement of the license agreement liability (see Note 5). The license agreement liability settled totaled $1,723,650 and the fair value of the stock was determined to be $150,000 resulting in a gain of $1,573,650 for the year ended March 31, 2016.

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

During the year ended March 31, 2017, the Company issued 25,000 shares of common stock for the exercise of 25,000 warrants at $0.01 per share

During the year ended March 31, 2017 the Company issued 351,487 shares of common stock to one entity with a value of $145,520 for accounts payable. The issuance of the stock in the transaction created a gain on the settlement of accounts payable of $335,000.

During the year ended March 31, 2017, the Company issued, 928,711 shares of common stock and 464,361 warrants exercisable at $0.05 to $0.10 per share to 10 individuals for $325,050 of cash.

During the year ended March 31, 2017 the Company issued 203,571 shares of common stock to multiple entities with a value of $55,071 for services.

During the year ended March 31, 2017 the Company issued 168,714 shares of common stock to 3 officers with a value of $63,266 for services and compensation.

NOTE 7 – OPTIONS

The Company under its 2015 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock on the date of grant and have a term of 10 years.

On January 27, 2015, the Company issued 355,000 options with exercise prices between $0.35 and $0.50 per share to four officers and directors and two consultants of the Company. A volatility of 250%, market price of common stock of $1.25 and a discount rate of 1.81% were used in calculating the fair value of the options using the Black-Scholes Option Pricing Model. The fair value of the options on the date of grant was determined to be $443,069. The fair value is being recognized as stock-based compensation over the vesting period of the options. The awards to nonemployees are revalued at each reporting date until completion of services.

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

During the years ended March 31, 2017 and 2016, the Company expensed an aggregate of $576,446 and $156,152, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $69,872 as of March 31, 2017.

The following sets forth the options granted and outstanding during the years ended March 31, 2017 and 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2015	355,000	$0.47	9.84	71,000	$39,950
Granted	40,000	0.50	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2016	395,000	$0.47	8.87	150,000	$900
Granted	970,000	0.30	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2017	1,365,000	$0.35	8.88	1,143,000	$36,660

NOTE 8 – WARRANTS

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

During the year ended March 31, 2017 the Company issued 464,361 warrants to 10 shareholders along with 928,711 common shares for aggregate cash proceeds of $325,050. Each warrant is exercisable within one year of the issuance date into one share of the Company’s common stock at $0.05-0.10 per share. As of March 31, 2017, 25,000 of the warrants have been exercised leaving 464,361,000 of this issuance outstanding plus 63,317 initially issued for a total of 527,678.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2015	13,317	$1.00	2.14	$666
Granted	195,000	0.01	--	--
Exercised	(120,000)	0.01	--	--
Outstanding at March 31, 2016	88,317	$0.16	1.48	$29,250
Granted	464,361	0.10	--	--
Exercised	(25,000)	0.01	--	--
Outstanding at March 31, 2017	527,678	$0.11	.84	$128,661

NOTE 9 – INCOME TAXES

At March 31, 2017 and 2016, the Company had federal net operating loss carry forwards of approximately $5,244,647 and $6,585,651, respectively, which expire in varying amounts beginning in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Deferred tax assets:
Net operating loss	$1,835,626	$2,304,987
Less: Valuation allowance	(1,835,626)	(2,304,987)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2017.

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2016 is $788,412 associated with 314 grams. These capitalized costs will be expensed as research and development as the materials are consumed. During the year ended March 31, 2017, 132 grams of the 424 grams in bulk drug substance form have been filled into vials for use in clinical trials leaving 292 grams in bulk drug substance form for alternative future use. The Company has expensed during the year ended March 31, 2017 an additional $58,010 for the additional 22 grams used in the fill and finish which is used for testing and clinical trials.

NOTE 11 – ACCOUNTS PAYABLE

On June 30, 2016, the Company reached an agreement for the settlement of outstanding accounts payable and cell line transfer with its manufacturer. Under the terms of the agreement the Company agreed to pay the manufacture $1,500,000 for all outstanding accounts payable, plus received a prepaid credit for $135,000 for completion of the product testing and manufacturing report and was not required to pay for the cell line transfer fee of $225,000 and $150,000 for the 5% royalty on the first $3,000,000 of license sales per the original agreement with the manufacture. Under the agreement, the Company will incur quarterly future costs to the manufacture of 1% or $150,000 whichever is greater of the net future license payments received by the Company following the first commercial sale. On July 7, 2016, the Company settled its outstanding payable with the manufacturer for a $1,500,000 cash payment. Per the settlement, the Company also received $135,000 prepaid credit along with the extinguishment of the payable balance of $1,509,647 resulting in a gain on settlement of account payable of $144,648 for the year ended March 31, 2017. The $135,000 credit was applied due to required reference standard and stability test which were completed by March 31, 2017 leaving the prepaid balance at zero.

NOTE 12 – LICENSE AGREEMENT AND REVENUE

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

On June 13, 2016, the Company completed a license agreement with a company in China. Under the terms of the license agreement the initial payment of $600,000 was made by the licensee on March 30, 2016 to suspend negotiations with other license parties. The $600,000 payment was recorded in the prior year as deferred income. After it became nonrefundable when the license agreement was signed September 13, 2016 and the negotiation suspension period ceased, the Company recorded the revenue. On July 6, 2016, the Company received the balance of the license payment of $2,400,000 less taxes of 10% ($240,000) which was charged to income tax expense in the statement of operations.

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

NOTE 14 – SUBSEQUENT EVENTS

During April 2017 the Company issued 664,285 shares of common stock and 332,142 warrants to three individuals for $232,500 of cash.

On June 22, 2017 the Company issued 14,286 shares of common stock to one individual for the exercise of 14,286 warrants at $714 in cash.

On June 26, 2017 the Company issued 75,820 shares of common stock to three officers of the Company with a value of $22,746 for service

