Form 10-Q
period 2017-09-30
Nascent Biotech Inc.
filed 2017-11-03
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the Registrant had 27,141,776 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$525,960	$129,806
Total current assets	525,960	129,806

Materials held for research and development with alternative future use	769,954	769,954
Total assets	$1,295,914	$899,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,542	$151,653
License agreement liability	8,000	14,000
Derivate liability	--	346
Total current liabilities	125,542	165,999

Total liabilities	125,542	165,999

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 27,131,776 and 23,292,298 issued and outstanding, respectively	27,131	23,292
Additional paid-in capital	11,242,913	9,953,759
Accumulated deficit	(10,099,672)	(9,243,290)
Total stockholders’ equity	1,170,372	733,761
Total liabilities and stockholder’ equity	$1,295,914	$899,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenue	$--	$2,400,000	$--	$3,000,000

Operating expenses:
General and administrative expense	308,665	704,846	535,366	910,068
Gain on settlement of accounts payable	--	(144,648)	--	(479,648)
Research and development	249,561	108,021	321,409	108,021
Income (loss) from operations	(558,226)	1,731,781	(856,775)	2,461,559

Other income (expense):
Interest income	28	63	47	111
Gain on change in fair value of derivative liability	--	3,781	346	1,056
Interest expense	--	--	--	(54,129)
Total other income (expense)	28	3,844	393	(52,962)

Net income (loss) before income taxes	(558,198)	1,735,625	(856,382)	2,408,597

Royalty tax	--	240,000	--	240,000

Net income (loss)	$(558,198)	$1,495,625	$(856,382)	$2,168,597

Net income (loss) per share, basic	$(0.02)	$0.07	$(0.03)	$0.10
Net income (loss) per share, diluted	$(0.02)	$0.03	$(0.03)	$0.10

Weighted average number of shares outstanding, basic	24,049,439	21,831,783	24,483,928	21,739,817
Weighted average number of shares outstanding, diluted	24,049,439	22,094,040	24,483,928	22,119,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(856,382)	$2,168,597
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(346)	1,056
Gain on settlement of accounts payable	--	(479,648)
Stock-based compensation	123,182	19,123
Option expense	21,824	517,143
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(34,111)	(1,803,445)
Accounts payable to related parties	--	--
License agreement liability	(6,000)	(7,000)
Prepaid expense	--	(10,500)
Deferred revenue	--	(600,000)
Net cash used in operating activities	(751,833)	(196,786)

Cash flows from financing activities:
Common stock issued for exercise of warrants	1,928	--
Proceeds from sale of common stock and warrants	1,146,059	250
Net cash provided by financing activities	1,147,987	250

Net increase (decrease) in cash	396,154	(196,536)
Cash – beginning of year	129,806	573,350
Cash – end of period	$525,960	$376,814

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$240,000

NON-CASH TRANSACTIONS
Common stock issued for settlement of accounts payable	$--	$75,000

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

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2017. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital of $400,418 as September 30, 2017. The Company had incurred net losses since inception until the year ended March 31, 2017 in which the Company posted net income from a license sale to a pharmaceutical company in China. The Company has a source of revenue to cover its operating costs, however the source of revenue is not predictable, and the Company will incur additional expenses in the future developing their product. These factors may raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of September 30, 2017:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	320,643	1,349,553
Chief Financial Officer	617,346	192,386	809,732
Executive Vice President	617,346	192,386	809,732
Total	2,263,602	705,415	2,969,017

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

During the six month period ended September 30, 2017 the Company issued 486,451 shares of common stock to three officers and a director of the Company with a value of $123,182 for service.

During the six month period ended September 30, 2017 and 2016 the Company paid a related party and Chairman of the Scientific Board $30,000 in consulting fees in each period.

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

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a gain on settlement of license agreement liability of $1,573,650. The remaining liability, as of September 30, 2017, of $8,000, will be paid over 3 months.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014, the Company granted 13,317 common stock warrants for services. The warrants vest immediately, were exercisable at $1.00 per share and expired on May 21, 2017 without being exercised. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants were treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “loss on change in fair value of derivative liability” until the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2016, using the following key inputs: market price of the Company’s common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.57%. The fair value of the derivative liability was determined to be $346 as of March 31, 2017, and zero as of September 30, 2017, which resulted in a gain on the change in fair value of derivative liability of $346 for the six months ended September 30, 2017.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2017, and March 31, 2017:

	Level 1	Level 2	Level 3	Total
As of September 30, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$-	$-

As of March 31, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$346	$346

The following table summarizes the change in the fair value of the derivative liability during the nine months ended September 30, 2017:

Fair value as of March 31, 2017	$346
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	(346)
Fair value as of September 30, 2017	$--

NOTE 7 – COMMON STOCK

During the six months ended September 30, 2017 the Company issued 3,274,455 shares of common stock and 1,911,223 warrants (see Note 9) to 15 individuals for cash of $1,146,059.

During the six months ended September 30, 2017 the Company issued 78,572 shares of common stock to three individual exercising 78,572 warrants for cash of $1,928.

During the six month period ended September 30, 2017 the Company issued 486,451 shares of common stock to three officers and an independent director of the Company with a value of $123,182 for service.

NOTE 8 – OPTIONS

During the six month period ended September 30, 2017, the Company expensed $21,824 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $39,060 as of September 30, 2017.

The following sets forth the options granted and outstanding during the three months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2017	1,365,000	$0.35	8.88	1,163,000	$36,000
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at September 30, 2017	1,365,000	$0.35	8.38	1,163,000	$--

The weighted average remaining life and intrinsic value of the options as of September 30, 2017, was 8.38 years and zero, respectively.

NOTE 9 – WARRANTS

On September 30, 2015, the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. On October 20, 2015, the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company’s common stock at $0.01 per share. As of September 30, 2017, 195,000 of these warrants have been exercised and 13,317 of the warrants expired leaving none of this class of warrants outstanding.

During the year ended March 31, 2017 the Company issued 464,361 warrants to 10 shareholders along with 928,711 common shares for aggregate cash proceeds of $325,050. Each warrant is exercisable within one years of the issuance date into one share of the Company’s common stock at $0.05-0.10 per share. As of September 30, 2017, the warrants outstanding that were issued during the year ended March 31, 2017 was 407,217.

During the six month period ended September 30, 2017, the Company issued 1,911,223 warrants along with 3,274,455 shares of common stock to 15 individuals for aggregate cash proceeds of $1,146,059. Each warrant is exercisable, within one years of the issuance, into one share of the Company’s common stock at $0.05 per share.

During the six month period ended September 30, 2017 three individual exercised 78,572 warrants into 78,572 shares of common stock with a value of $1,928 in cash. As of September 30, 2017, the Company had total outstanding warrants of 2,347,012.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2017, was 0.78 years and $496,443, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2017	527,678	$0.11	.84	$128,661
Granted	1,911,223	0.05	.85	--
Exercised	(78,572)	0.03	--	--
Expired	(13,317)	1.00	--	--
Outstanding at September 30, 2017	2,347,012	$0.06	0.78	$516,342

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2017 was $769,954 associated with 299 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of September 30, 2017, 125 grams of the 424 grams in bulk drug substance form have been filled into vials for use in clinical trials leaving 299 grams in bulk drug substance form for alternative future use.

NOTE 11 – LICENSE AGREEMENT

On September 13, 2016, the Company completed a license agreement with a company based in China to license the Company’s product for production and sales in China. Under the terms of the license agreement the initial payment of $600,000 was made by the licensee on March 30, 2016 to suspend negotiations with other license parties. The $600,000 payment was recorded in the prior year as deferred income. After it became nonrefundable when the license agreement was signed September 13, 2016 and the negotiation suspension period ceased, the Company recorded the revenue. On July 6, 2016, the Company received the balance of the license payment of $2,400,000 less taxes of 10% ($240,000). A payment of $5,000,000 less taxes of 10% will be received when the product is cleared by the China FDA for clinical trial and a payment of $8,000,000 less taxes of 10% upon approval for commercial use within the license territory. In addition, a royalty of 9% of net sales less taxes of 10% will be paid to the Company for a period of 20 years after approval for commercial use.

NOTE 12 –COMMITMENTS AND CONTINGENCIES

On September 30, 2016, the Company entered a cell line sales agreement with the product manufacturer. Under the terms of the agreement the Company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

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

NOTE 13 – SUBSEQUENT EVENTS

On October 10, 2017 the Company signed a 3 month consulting agreement with a technical consultant. Under the terms of the agreement the consultant receives $5,000 per month plus 10,000 shares of common stock with a value of $2,300.

On October 12, 2017 the Company signed a consulting agreement with the former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 and after the completion of the present agreement, with pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant will forgive all royalty payments per the previous agreement, plus provide consulting services to the Company as directed by the Company (See Note 5 - License Liability)

Effective November 1, 2017 the Company increased the monthly payment to the three officers by an aggregate of $12,000.

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

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or Radiation Therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1yr and 5% at 5 yrs. (SEER Registry Data, September 15th, 2016 (Central Brain Tumor Registry of the United States).

The Company has submitted its IND information to the FDA and is now responding to questions from the IND to get clearance.

Results of Operations

The Company recorded $2,4000,000 and $600,000 of revenue during the three and six month periods ended September 30, 2016 for a license agreement from a Company in the Republic of China and zero revenue in 2017

General and administrative expenses for the three and six month periods ended September 30, 2017 was $308,665 and $535,366 compared to $704,846 and $910,068 in 2016. This decrease in expenses for the three and six months ended September 30, 2017 over the same period in 2016 was due to a reduction in fixed costs and option discounts of the Company in 2017.

Research and development expenses for the three and six month periods ended September 30, 2017 was $249,561 and $321,409 compared to $108,021 and $108,021 in the same period in 2016. This increase in expenses for the three and six months ended September 30, 2017 over the same period in 2016 reflected added tests for the product to be used in the filing of the IND with the FDA and subsequent work to get the IND cleared.

Total other income incurred in the three and six month periods ended September 30, 2017 was $28 and $393, compared to other income of $ 3,844 and other expense of $52,962 in the same period in 2016. The major change between 2017 and 2016 was due to the decrease in interest expense from the outstanding accounts payable settled on September 30, 2016. Change in fair value derivative liability showed a gain of $346 for the three and six months period in 2017 compared to a gain of fair value of $3,781 for the six months period in 2016.

For the three and six month periods ended September 30, 2017, our net loss was $558,198 and $856,382 compared to a net income of $1,495,625 and $2,168,597 for the same period in 2016. The difference between the periods in 2017 and 2016 reflects the sale of the license agreement resulting in income of $3,000,000 in the three and six month periods ended September 30, 2016 with no revenue in the same period in 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it must raise approximately $10 million to complete its IND clearance and Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements.

At September 30, 2017, the Company had working capital of $400,418. Current assets consist of cash of $525,960. Current liabilities as of the same date were $125,542 consisting of accounts payable of $117,542 and license liability of $8,000.

Net cash used in operating activities in the six month period ended September 30, 2017 was $751,833 compared to net cash used of $196,786 in the same period in 2016. The variance between the same periods in 2017 and 2016 relates mainly to the income from license sale and change in accounts payable of $1,769,336.

Net cash provided by financing activities for the six month period ended September 30, 2017 was $1,147,987 compared to $250 in the same period in 2016. Cash provided was a result of the conversion of warrants to common stock of $1,928 and from the sale of common stock of $1,146,059 in 2017.

As of September 30, 2017, the Company had total assets of $1,295,914 and total liabilities of $125,542. Stockholders’ equity as of September 30, 2017 was $1,170,372. This compares to a stockholders’ equity of $733,761 as of March 31, 2017. Liabilities decreased in 2017 due mainly to a decreased in accounts payable during this period versus the same period in 2016.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the second quarter of 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2017.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2017 the Company issued 3,274,455 shares of common stock to 15 individuals with a value of $1,146,059 for cash.

During the six months ended September 30, 2017 the Company issued 78,572 shares of common stock to three individual exercising 78,572 warrants for cash of $1,928.

During the six month period ended September 30, 2017 the Company issued 486,451 shares of common stock to three officers and a director of the Company with a value of $123,182 for service.

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

NASCENT BIOTECH, INC.

Dated: November 3, 2017	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

