Form 10-Q
period 2017-12-31
Nascent Biotech Inc.
filed 2018-01-31
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 30, 2018, the Registrant had 27,261,806 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$268,143	$129,806
Total current assets	268,143	129,806

Materials held for research and development with alternative future use	535,620	769,954
Total assets	$803,763	$899,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,094	$151,653
License agreement liability	--	14,000
Derivate liability	--	346
Total current liabilities	157,094	165,999

Total liabilities	157,094	165,999

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 27,261,806 and 23,292,298 issued and outstanding, respectively	27,262	23,292
Additional paid-in capital	11,282,702	9,953,759
Accumulated deficit	(10,663,295)	(9,243,290)
Total stockholders’ equity	646,669	733,761
Total liabilities and stockholder’ equity	$803,763	$899,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$--	$--	$--	$3,000,000

Operating expenses:
General and administrative expense	153,192	196,247	688,558	1,106,315
Gain on settlement of accounts payable	--	--	--	(479,648)
Research and development	410,483	373,507	731,893	481,528
Income (loss) from operations	(563,675)	(569,754)	(1,420,451)	1,891,805

Other income (expense):
Interest income	53	25	100	136
Gain on change in fair value of derivative liability	--	1,914	346	2,970
Interest expense	--	--	--	(54,129)
Total other income (expense)	53	1,939	446	(51,023)

Net income (loss) before income taxes	(563,622)	(567,815)	(1,420,005)	1,840,782

Royalty tax	--	--	--	240,000

Net income (loss)	$(563,622)	$(567,815)	$(1,420,005)	$1,600,782

Net income (loss) per share, basic	$(0.02)	$0.03	$(0.06)	$0.07
Net income (loss) per share, diluted	$(0.02)	$0.03	$(0.06)	$0.07

Weighted average number of shares outstanding, basic	27,160,806	21,860,645	25,500,333	21,771,827
Weighted average number of shares outstanding, diluted	27,160,806	21,860,645	25,500,333	23,200,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(1,420,005)	$1,600,782
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(346)	(2,970)
Gain on settlement of accounts payable	--	(479,648)
Stock based compensation – related parties	128,172	10,182
Stock-based compensation	7,320	15,600
Option expense	29,430	552,640
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,441	(1,612,384)
Material held for research and development with alternative future use	234,344	39,552
License agreement liability	(14,000)	3,824
Prepaid expense	--	(10,000)
Deferred revenue	--	(600,000)
Net cash used in operating activities	(1,029,644)	(482,422)

Cash flows from financing activities:
Common stock issued for exercise of warrants	1,928	250
Proceeds from sale of common stock and warrants	1,166,063	--
Net cash provided by financing activities	1,167,991	250

Net increase (decrease) in cash	138,337	(482,172)
Cash and cash equivalents – beginning of year	129,806	573,350
Cash and cash equivalents – end of period	$268,143	$91,178

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$240,000

NON-CASH TRANSACTIONS
Common stock issued for settlement of accounts payable	$--	$75,000

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

On March 31, 2017 the Company filed its IND submission with the Federal Drug Administration (FDA) for clearance to begin Phase I clinical trials. The Company is in the process of responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2017. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of December 31, 2017:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	333,506	1,362,416
Chief Financial Officer	617,346	199,996	817,342
Executive Vice President	617,346	199,996	817,342
Total	2,263,602	733,498	2,997,100

In addition, if the officers and directors are removed from the Company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Fiscal Year Annual Compensation Paid	Annual Severance per Contract if Terminated
President	$152,000	$250,000
Chief Financial Officer	$104,000	$180,000
Executive Vice President	$63,000	$140,000
Total	$319,000	$570,000

On July 22, 2016, the Company increased the base compensation for each officer by $2,000 per month as entitled by their compensation agreements.

On November 1, 2017 the Company increased the monthly payment to the three officers by an aggregate of $12,000.

During the nine month period ended December 31, 2017 the Company issued 514,338 shares of common stock to three officers and a director of the Company with a value of $128,172 for service.

During the nine month period ended December 31, 2017 and 2016 the Company paid a related party and Chairman of the Scientific Board $45,000 in consulting fees in each period.

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

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a gain on settlement of license agreement liability of $1,573,650. The remaining liability was zero as of December 31, 2017.

On October 12, 2017 the Company signed a consulting agreement with the former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 and after the completion of the present agreement, will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant will forgive all royalty payments per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company.

NOTE 6 – DERIVATIVE LIABILITIES

On May 20, 2014, the Company granted 13,317 common stock warrants for services. The warrants vest immediately, were exercisable at $1.00 per share and expired on May 21, 2017 without being exercised. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants were treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “loss on change in fair value of derivative liability” until the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2017, using the following key inputs: market price of the Company’s common stock $0.10 to $1.51 per share, volatility of 250% and discount rate of 0.57%. The fair value of the derivative liability was determined to be $346 as of March 31, 2017, and zero as of December 31, 2017, which resulted in a gain on the change in fair value of derivative liability of $346 for the nine months ended December 31, 2017.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2017, and March 31, 2017:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$--	$--

As of March 31, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$346	$346

The following table summarizes the change in the fair value of the derivative liability during the nine months ended December 31, 2017:

Fair value as of March 31, 2017	$346
Additions	--
Transfers in (out) of Level 3	--
Change in fair value	(346)
Fair value as of December 31, 2017	$--

NOTE 7 – COMMON STOCK

During the nine months ended December 31, 2017 the Company issued 3,331,598 shares of common stock and 1,665,566 warrants (see Note 9) to 16 individuals for cash of $1,166,063

During the nine month period ended December 31, 2017 the Company issued 78,572 shares of common stock to three individual exercising 78,572 warrants for cash of $1,928.

During the nine month period ended December 31, 2017 the Company issued 514,338 shares of common stock to three officers and a director of the Company with a value of $128,172 for service.

During the nine month period ending December 31, 2017 the Company issued 45,000 shares of common stock to three individuals with a value of $7,320 for service. Upon completion of service, one individual will be issued an additional 20,000 share of common stock.

NOTE 8 – OPTIONS

During the nine month period ended December 31, 2017, the Company expensed $29,430 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $31,454 as of December 31, 2017.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2017	1,365,000	$0.35	8.88	1,163,000	$36,000
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2017	1,365,000	$0.35	8.13	1,163,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2017, was 8.13 years and zero, respectively.

NOTE 9 – WARRANTS

On September 30, 2015, the Company issued 145,000 warrants to 6 shareholders along with 145,000 common shares for aggregate cash proceeds of $145,000. On October 20, 2015, the Company issue 50,000 warrants along with 50,000 common shares to one individual for aggregate cash proceeds of $50,000. Each warrant is exercisable within two years of the issuance date into one share of the Company’s common stock at $0.01 per share. As of December 31, 2017, 195,000 of these warrants have been exercised and 13,317 of the warrants expired leaving none of this class of warrants outstanding.

During the year ended March 31, 2017 the Company issued 464,361 warrants to 10 shareholders along with 928,711 common shares for aggregate cash proceeds of $325,050. Each warrant is exercisable within one year of the issuance date into one share of the Company’s common stock at $0.05-0.10 per share. As of December 31, 2017, the warrants outstanding that were issued during the year ended March 31, 2017 was 407,217

During the nine month period ended December 31, 2017, the Company issued 1,665,566 warrants along with 3,331,598 shares of common stock to 16 individuals for aggregate cash proceeds of $1,166,063 Each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 per share.

During the nine month period ended December 31, 2017, the Company issued 274,228 warrants with each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.35 per share. The warrants were issued as commission of equity financing and is regarded as stock issuance cost and a reduction to cash proceeds. (See Note 7: Common Stock) The warrants were priced using the Black Scholes method measuring at date of issuance with a discount rate of .96%, volatility of 191.95 and measurement price of $0.20 with a fair value of $48,069.

During the nine month period ended December 31, 2017 three individual exercised 78,572 warrants into 78,572 shares of common stock with a value of $1,928 in cash. As of December 31, 2017, the Company had total outstanding warrants of 2,375,583.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2017, was 0.53 years and $251,405, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2017	527,678	$0.11	0.84	$128,661
Granted	1,939,794	0.09	.60	--
Exercised	(78,572)	0.03	--	--
Expired	(13,317)	1.00	--	--
Outstanding at December 31, 2017	2,375,583	$0.09	0.53	$251,405

NOTE 10 – MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, 110 grams is expected to be used in the brain cancer trials which have already been planned, but have not commenced. The cost of the 110 grams was expensed as research and development during the year ended March 31, 2015. The Company expensed an additional 91 grams as of December 31, 2017 for additional viral clearance and reference standard studies. The amount capitalized by the Company as of March 31, 2017 was $535,620 associated with 208 grams. These capitalized costs will be expensed as research and development as the materials are consumed. As of December 31, 2017, 125 grams of the 424 grams in bulk drug substance form have been filled into vials for use in clinical trials and 91 grams have been used for reference and stability testing leaving 208 grams in bulk drug substance form for alternative future use.

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

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or radiation therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1 yr and 5% at 5 yrs. (SEER Registry Data, September 15th, 2016 (Central Brain Tumor Registry of the United States).

The Company has submitted its IND information to the FDA and is now responding to questions from the IND to get clearance.

Results of Operations

The Company recorded zero and $3,000,000 of revenue during the three and nine month periods ended December 31, 2016, respectively, for a license agreement from a Company in the Republic of China and zero revenue in both the same periods 2017

General and administrative expenses for the three and nine month periods ended December 31, 2017 was $153,192 and $688,558 compared to $196,247 and $1,106,315 in 2016, respectively. This decrease in expenses for the three and nine months ended December 31, 2017 over the same period in 2016 was due to a reduction in fixed costs and option discounts of the Company in 2017.

Research and development expenses for the three and nine month periods ended December 31, 2017 was $410,483 and $731,893 compared to $373,507 and $481,528 in the same period in 2016, respectively. This increase in expenses for the three and nine months ended December 31, 2017 over the same period in 2016 reflected increased testing for the product to be used in the filing of the IND with the FDA and the expensing of $234,344 bulk drug product used for the required testing.

Total other income incurred in the three and nine month periods ended December 31, 2017 was $53 and $446, compared to other income of $ 1,939 and other expense of $51,023 in the same period in 2016, respectively. The major change between 2017 and 2016 was due to the decrease in interest expense from the outstanding accounts payable settled on June 30, 2016. Change in fair value derivative liability showed a gain of $346 for the nine months period in 2017 compared to a gain of fair value of $2,970 for the nine months period in 2016.

For the three and nine month periods ended December 31, 2017, our net loss was $563,622 and $1,420,005 compared to a net loss of $567,815 and net income of $1,600,782 for the same period in 2016. The difference between the periods in 2017 and 2016 reflects the sale of the license agreement resulting in income of $3,000,000 in the three and nine month periods ended December 31, 2016 with no revenue in the same period in 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it must raise approximately $8-10 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements.

At December 31, 2017, the Company had working capital of $111,049. Current assets consist of cash of $268,143. Current liabilities as of the same date were $157,094 consisting of accounts payable.

Net cash used in operating activities in the nine month period ended December 31, 2017 was $1,029,654 compared to net cash used of $482,422 in the same period in 2016. The variance between the same periods in 2017 and 2016 relates mainly to the income from license sale and change in accounts payable of $1,612,384 in 2016 compared to a loss of $1,420,005 in 2017.

Net cash provided by financing activities for the nine month period ended December 31, 2017 was $1,167,991 compared to $250 in the same period in 2016. Cash provided was a result of the conversion of warrants to common stock of $1,928 and from the sale of common stock of $1,166,063in 2017.

As of December 31, 2017, the Company had total assets of $803,763 and total liabilities of $157,094. Stockholders’ equity as of December 31, 2017 was $646,669. This compares to a stockholders’ equity of $733,761 as of March 31, 2017. Liabilities decreased in 2017 due mainly to a decreased in accounts payable during this period versus the same period in 2016.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the second quarter of 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2017.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2017 the Company issued 3,331,598 shares of common stock and 1,665,566 warrants (see Note 9) to 16 individuals for cash of $1,166,063

During the nine month period ended December 31, 2017 the Company issued 78,572 shares of common stock to three individual exercising 78,572 warrants for cash of $1,928.

During the nine month period ended December 31, 2017 the Company issued 514,338shares of common stock to three officers and a director of the Company with a value of $128,174 for service.

During the nine month period ending December 31, 2017 the Company issued 45,000 shares of common stock to three individuals with a value of $7,320 for service.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: January 30, 2018	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

