Form 10-K
period 2018-03-31
Nascent Biotech Inc.
filed 2018-06-29
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 29, 2018 was 28,543,295. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2017 was with a market value of $6,795,322. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”), is actively developing its primary asset, Pritumumab, for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common molecular target. Pritumumab has shown to have positive therapeutic effect at low doses in previous clinical studies in Japan.

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

We are initially primarily focused on developing Pritumumab for the treatment of patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Pritumumab is a monoclonal antibody that has been clinically tested in Phase I and Phase II trials in 249 human brain cancer patients in the nation of Japan. The objectives of the Phase I and Phase II human clinical trials were to determine the safety of Pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were treated with a 1mg dose of Pritumumab, either once or twice a week, for 24 weeks, and were evaluated over extended periods of time. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trials, data from 126 of these patients were analyzed – under then-current Japanese efficacy standards – and presented to the Japanese Ministry of Health & Welfare (MHW). The HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was abandoned by his surviving heirs. An issue at that time was the ability to manufacture enough Pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar®, or surgical strategies, are used for the treatment of this cancer. However, there still exists a sizable need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are ineligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively.

Based on pre-clinical and clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin). This particular target, referred to generally as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

Data from the Japanese clinical studies of Pritumumab administered as a single agent to brain cancer patients with a range of tumor types (but primarily glioblastoma and malignant astrocytoma) demonstrated a collective rate of partial remission (tumor volume reduction greater than 51%) plus complete remission of 15%, and a stable disease rate of an additional 50% (stable disease defined as +25% to -50% change in tumor volume) – as measured by a standard formulary from MRI and X-ray imaging. Additionally, data from the 126 patients treated with Pritumumab submitted to the MHW also suggested a manageable and predictable safety profile. Of the 126 patients evaluated for safety, only 14 showed adverse events, 8 of which were judged to be possibly caused by administration of Pritumumab, and all of which resolved over time. There were no serious adverse events noted.

We have licensed the exclusive worldwide rights to Pritumumab from HIH. We expect to amplify on the past clinical development strategy in Japan and during the next 12 months plan to:

•	commence Phase I clinical trials in the United States, establishing the optimal dose of Pritumumab for treatment of patients with brain cancers;

•	commence ongoing studies with Pritumumab for the treatment of lung cancer and breast cancer that has metastasized to the brain;

•	continue to evaluate the application of Pritumumab in the treatment of other forms of ectodomain vimentin positive cancers (for example, cancers of epithelial origin such as pancreatic, lung and colon) where there may be unmet medical needs.

The Company filed an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”) for Phase I clinical trials on March 31, 2017. The FDA place the submission on clinical hold requesting more data and clarification of some parts of the submission. On March 31, 2018, the Company amended its IND filing and, again, was not cleared to begin clinical trials by the FDA. The Company will commence the Phase I clinical trials when the IND has been cleared by the FDA.

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

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•	Advance Pritumumab, our drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing Pritumumab for the treatment of patients’ brain tumors, as well as lung and breast cancer metastases to the brain. We plan to modify the previous clinical development strategy employed in Japan, by focusing our planned Phase I/II clinical trials on the use of Pritumumab to include the metastatic treatment option, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. Importantly, we will employ significantly higher doses in the clinical protocol, compared to the studies in Japan, to test for safety and increased efficacy.

•	Expand our claims by pursuing additional indications for Pritumumab, due to the fact that the target antigen (ectodomain vimentin) is present in a variety of cancers apart from brain cancer. Nascent will seek to expand Pritumumab into as many different indications as possible. We also believe Pritumumab could be an effective carrier protein for other anti-cancer drugs (a cocktail approach in which an anti-cancer drug is attached to an antibody) and we also believe we can develop Pritumumab as a diagnostic tool.

•	Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on a number of factors, including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Pritumumab in Cancer Patients

Our initial focus is on the development of Pritumumab as an intravenous treatment of patients with various types of brain cancer, most prominently gliomas and malignant astrocytomas.

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

As noted above, we have submitted our IND to the FDA for evaluation and comment; and we believe that we can complete the Phase I and phase II studies indicated above within a period of about 36 months (after FDA clearance of the IND) and for a total cost of less than $15 million dollars. This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

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

Intellectual Property

We hold a worldwide exclusive license under our license agreement to 11 granted U.S. and world patents and one pending International Application (PCT) for filing in the US receiving office, entitled “Enhanced Delivery of Drugs to the Brain (International Application Number: PCT/US16/5112B)”, as well as foreign counterparts and other patent applications and patents claiming priority therefrom. All 11 granted patents have expired and were not renewed. The expired patents were deemed to have no value for the advancement of development of Pritumumab and were not renewed by Nascent Biologics, Inc. prior to its acquisition by the Company. The value of all the patents has been impaired reducing the asset value to zero. In addition, the US Food & Drug Administration has granted the Company orphan drug designation for use of Pritumumab against gliomas and pancreatic cancer.

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

On October 12, 2017, the Company signed a consulting agreement with the former license holder. Under the terms of the agreement, the Company, commencing February 1, 2018 and after the completion of the present agreement, will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant will forgive all royalty payments per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company.

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

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;

•	Development of a manufacturing process in accordance with the FDA’s current Good Manufacturing Practice (cGMP) regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which must pass FDA review before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a BLA (Biologics License Application) after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (cGMPs); and,

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the drug in the United States.

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

Expedited Review and Approval

The FDA has various programs, including Orphan Drug Designation and Fast Track approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for accelerated approval. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists and provides for an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from 8 years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one year period of marketing exclusivity is possible if during the data exclusivity period (the first 8 years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of 8 years. After 8 years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until 2 years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the 8 year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial.

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

The Company’s proposed products may rely on patent and trademark and other intellectual property protection. To the extent any of the Company’s intellectual property are successfully challenged, invalidated, or circumvented or to the extent it does not allow the Company to compete effectively, our business will suffer.

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and is receiving $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties.

On October 12, 2017, the Company signed a consulting agreement with the former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 and after the completion of the present agreement, will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments per the previous agreement dated September 21, 2015, plus provides consulting services to the Company as directed by the Company.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2018 is $10,928,969. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our audited financial statements for the year ended March 31, 2018 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2009 and do not have a history of earnings except for the year ended March 31, 2017. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

Currently, we do not have an independent audit committee. Our independent Director along with the other Directors functions as our audit committee and is comprised of four directors, three of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

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

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, $0.001 par value. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The Company’s common stock is currently deemed to be “penny stock,” which makes it more difficult for investors to sell their shares.

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

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2018	0.25	0.15
December 31, 2017	0.25	0.14
September 30, 2017	0.38	0.20
June 30, 2017	0.37	0.25
March 31, 2017	0.40	0.20
December 31, 2016	0.40	0.14
September 30, 2016	0.69	0.25
June 30, 2016	0.74	0.28

________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of June 29, 2018, there were approximately 142 holders of record of our common stock. As of such date, 28,543,295 common shares were issued and outstanding.

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

We currently have 1,365,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to three key officers and directors and plus three consultants.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2018.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended March 31, 2017, the Company issued 25,000 shares of common stock for the exercise of 25,000 warrants at $0.01 per share

During the year ended March 31, 2017, the Company issued 351,487 shares of common stock to one entity with a value of $145,520 for accounts payable. The issuance of the stock in the transaction created a gain on the settlement of accounts payable of $335,000.

During the year ended March 31, 2017, the Company issued, 928,711 shares of common stock and 464,361 warrants exercisable at $0.05 to $0.10 per share to 10 individuals for $325,050 of cash.

During the year ended March 31, 2017, the Company issued 203,571 shares of common stock to multiple entities with a value of $55,071 for services.

During the year ended March 31, 2017, the Company issued 168,714 shares of common stock to 3 officers with a value of $63,266 for services and compensation.

During the year ended March 31, 2018, the Company issued, 3,331,598 shares of common stock at $0.35 per share and 1,665,566 warrants exercisable at $0.05 to $0.10 per share to 17 individuals for $1,166,063 of cash.

During the year ended March 31, 2018, the Company issued 514,361 shares of common stock to 11 individuals on the exercise of 514,361 warrants for cash.

During the year ended March 31, 2018, the Company issued 520,108 shares of common stock to three officers and with a fair value of $131,115 for services and compensation.

During the year ended March 31, 2018, the Company issued 50,000 shares of common stock to an independent director with a fair value of $11,000 for services.

During the year ended March 31, 2018, the Company issued 45,000 shares of common stock to 3 individuals with a value of $7,320 for service.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2018 and March 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2018 and 2017, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2018 were $2,221,770 including research and development costs of $1,194,629 and general and administrative expenses of $1,027,141 compared to the year ended March 31, 2017 in which our operating expenses were $1,572,578 with research and development costs of $486,925 and general and administrative costs of $1,565,301 offset by a gain on the settlement of accounts payable of $479,648, representing an increase of $649,192 in operating expenses in fiscal 2018 over 2017.

Other income totaled $471 for the year ended March 31, 2018 compared to other expense of $50,485 for the same period in 2017. Interest expense of $54,129 for the year ended March 31, 2017 was the major impact on the higher other expense in 2017 compared to 2018.

Revenue, Net Income and Loss

The Company recorded revenues of $3,000,000 from a license sale for the year ended March 31, 2017 and no revenue for 2018. The revenue received is the initial payment under the license terms with an additional $5,000,000 and $8,000,000 due when each of two additional milestones are reached by the licensee.

Our net income for the year ended March 31, 2017 was $1,136,937 compared to a net loss of $2,221,299 during the year ended March 31, 2018. The change from net income to a net loss is due to the license sale of $3,000,000 in 2017 compared to no revenue in 2018.

Our operations to date have been financed by the sale of our common stock and initial payment of a licenses sale. Our largest expenses to date have been research and development, IND filings and tests required for the filing and consulting fees. The research and development will grow as the product begins it clinical trials later this fiscal year.

We do not anticipate generating revenues in the foreseeable future other than future licenses sales or additional payments from licenses in effect, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $116,994 as compared to $129,806 in cash at March 31, 2017. Our accounts payable at March 31, 2018 were $203,373 as compared to $151,653 as of March 31, 2017. The accounts payable for the year ended March 31, 2018 consist mainly of payables to one vendor for the filing of our IND while the accounts payable in 2017 consisted of two vendors for consulting and testing our products.

We have some revenues to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2018, consisted of $116,994 in cash as compared to total current assets of $129,806 in cash as of March 31, 2017. The decrease in current assets was due to ongoing expenses required in the Company operations.

Our total current liabilities as of March 31, 2018 were $203,373 as compared to total current liabilities of $165,999 as of March 31, 2017. The increase in current liabilities was primarily attributed to increased costs for IND filing the year ended March 31, 2018.

As of March 31, 2018, the Company had negative working capital of $86,379 compared to negative working capital of $36,193 as of March 31, 2017. The increase in negative working capital of $50,186 from 2017 to 2018 can be attributed to increased costs in IND filings in 2018 over 2017.

Cash Flows

Operating Activities

Cash used in operating activities was $1,224,381 for the fiscal year ended March 31, 2018 compared to cash used in operating activities of $768,844 for the fiscal year ended March 31, 2017. The increase in cash used in operating activities is attributed mainly to a larger loss offset by lower option expenses in 2018 compared to a lower loss, with dramatic change in accounts payable and accrued expenses offset by a gain on settlement of accounts payable in 2017.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2018 and 2017.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2018 was $1,211,569, compared to $325,300 for the fiscal year ended March 31, 2017. The increase in cash provided by financing activities is due to the sale of common stock and warrants of $1,166,063 and warrant exercises of $45,506 in 2018 compared to the sale of common stock and warrants of $325,050 plus warrant conversion of $250 for the same period in 2017.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2018, our company has accumulated losses of $11,464,589 and a working capital deficit of $86,379. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2018, MaloneBailey, LLP, our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	50	July, 2014
Doug Karas	Independent Director	53	April 2016
Lowell Holden	Chief Financial Officer and Director	75	July 2014
Brandon Price	Executive VP Business Development and Director	69	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and director of EMR Technology, Chief Executive Officer and director of PTS, Inc (PTSH) and President and Director of County Line Energy, Inc.(CLCY). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

Dr. Brandon Price - Executive Vice President, Business Development and Director - Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops and registers human and veterinary products (pharmaceuticals, diagnostics and medical devices) for Latin American markets. Dr. Price has been CEO of five biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines, and contract biologics manufacturing), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland’s counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the board of directors of four companies, and is the Ben J. Rogers Chair in Entrepreneurial Studies at Lamar University (Beaumont, TX). Presently, he is Visiting Professor at the Panamerican University School of Business (Guadalajara, Mexico) where he teaches the course “Entrepreneurism and Business Planning for Innovation Driven Companies”. He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today, is a co-founder and CEO of Ethicann Pharmaceuticals (Toronto, Canada), and has been a Director and Executive Vice President of Nascent Biotech, Inc since 2014.

Sean Carrick – President and Director - Sean Carrick brings to Nascent a career that spans more than 25 years of experience building and leading successful medical device, Pharmaceutical and Biotech companies in large, mid-cap and venture-backed stages. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 1, 2013 to November 2013 where he was responsible for all business management and strategic direction. Prior to Silverstar, Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems and Florida Director of Sales at the Linvatec Division of Conmed Corporation (December 2007 through July 2010). Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College and Maquet Medical Systems. Mr. Carrick is also a director of EMR Technology Solutions, Inc.

Douglas J. Karas – Independent Director - Douglas J. Karas served as Vice President, Performance Analysis and Investment Risk for Franklin Templeton Companies LLC. Mr. Karas is responsible for investment Regulatory Governance, GIPS® Compliance, Fund Board, Sales and Marketing support. Mr. Karas brings cross-functional leadership and collaboration with a strong customer service focus at all organizational levels. Mr. Karas is an Affiliate member of the Tampa Bay CFA Society. Mr. Karas has been with Franklin Templeton Investments for 18 years. Prior to this position, he was the director- Financial Business Processes & Systems and was responsible for the firm’s corporate finance applications including treasury, accounting, corporate and fund taxation and corporate development and planning. He has extensive operations management, consulting, risk and regulatory compliance, re-engineering, project management, and system development experience. Previous positions with Franklin Templeton include senior manager financial operations, manager financial program management office and manager treasury accounting control compliance. Mr. Karas’ experience cuts across operations and applications and he has exposure to treasury cash, deal and risk; revenue calculations and recognition; external and internal financial reporting (including 10-K/10-Q, Business Line Profitability, Transfer Pricing and Fund Profitability), financial instruments (dollar rolls, derivatives, ABS and MBS- Security set-up and Maintenance, Pricing, Revenue Recognition, etc.); and Procedures of Portfolio Managers and Investment Advisors in accordance with the Securities Act of 1933 and 1934, Investment Company and Investment Advisor Acts of 1940. Prior to joining Franklin Templeton, Mr. Karas held positions with Transamerica Life Companies and Federated Investors. Mr. Karas graduated with a B.S. in business, accounting from the University of Pittsburgh and is a Certified Public Accountant.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that four directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2018.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Late filing of Form 4
Mark Glassy	Shareholder	Yes
Brandon Price	Officer, Director	Late filing of Form 4
Douglas Karas	Director	Late filing of Form 4
Lowell Holden	Officer, Director	Late filing of Form 4

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen-sation ($)	Restricted stock award(s) ($)	Securities under-lying options/SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Brandon Price Executive VP Business Development – Director	2018 2017 2016	63,000 40,000 24,000	- - -	- - -	- - -	- - -	- - -	- - -	63,000 40,000 24,000

Sean Carrick President-Director	2018 2017 2016	151,000 118,000 99,250	- - -	- - -	- - -	- - -	- - -	- - -	151,000 118,000 99,250

Lowell Holden CFO, Director	2018 2017 2016	104,000 76,000 55,000	- - -	- - -	- - -	- - -	- - -	- - -	104,000 76,000 55,000

As of March 31, 2018, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

As of March 31, 2018, the Company has 1,365,000 options issued and outstanding under our Stock Option Plan which have been granted to three officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2018:

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2018.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2018 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Douglas Karas- Director 601 21st Street, Suite 300 Vero Beach, FL 32960	60,000	0.22%

Common	Lowell Holden – CFO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	932,543	3.37%

Common	Brandon Price- Executive VP & Director 601 21st Street, Suite 300 Vero Beach, FL , 32960	1,107,543	4.00%

Common	Sean Carrick CEO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	1,587,788	5.74%

Common	Mark Glassy- 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	4,186,500	15.12%

Common	All directors and executive officers as a group (4 persons)	3,687,874	13.33%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 31, 2018 and March 31, 2017, the Company had no accounts payable to officers and Directors.

On September 1, 2015, the Company entered into five (5) year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the years ended March 31, 2018 and 2017:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	358,678	1,387,588
Chief Financial Officer	617,346	215,197	832,543
Executive Vice President	617,346	215,197	832,543
Total	2,263,602	789,072	3,052,674

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Severance per Contract if Terminated
President	$151,000	$250,000
Chief Financial Officer	$104,000	$180,000
Executive Vice President	$63,000	$140,000
Total	$318,000	$570,000

During the years ended March 31, 2018 and 2017 the Company paid a consultant and former officer of the Company $60,000 each year in consulting fees.

During the year ended March 31, 2018, the Company issued 50,000 shares of common stock to an independent director for director services.

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

	2018	2017
Audit fees	$30,500	$35,300
Audit related fees	-	-
Tax fees	-	-
All other fees	--	--

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

NASCENT BIOTECH INC.
(Registrant)

Dated: June 29, 2018	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2018	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: June 29, 2018	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: June 29, 2018	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

Dated: June 29, 2018	By:	/s/ Brandon Price
Brandon Price, Executive VP Business Development and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

June 29, 2018

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$116,994	$129,806
Total current assets	116,994	129,806

Materials held for research and development with alternative future use	--	769,954
Total assets	$116,994	$899,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$203,373	$151,653
License agreement liability	--	14,000
Derivate liability	--	346
Total current liabilities	203,373	165,999

Total liabilities	203,373	165,999

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 27,753,365 and 23,292,298 issued and outstanding, respectively	27,754	23,292
Additional paid-in capital	11,350,456	9,953,759
Accumulated deficit	(11,464,589)	(9,243,290)
Total stockholders’ equity (deficit)	(86,379)	733,761
Total liabilities and stockholders’ equity	$116,994	$899,760

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2018	2017

Revenue	$--	$3,000,000

Operating expenses:
General and administrative expense	1,027,141	1,565,301
Gain on settlement of accounts payable	--	(479,648)
Research and development	1,194,629	486,925
Income (loss) from operations	(2,221,770)	1,427,422

Other income (expense):
Interest income	125	141
Gain on change in fair value of derivative liabilities	346	3,503
Interest expense	--	(54,129)
Total other expense	471	(50,485)

Net income (loss) before income tax	(2,221,299)	1,376,937

Income tax	--	240,000

Net income (loss)	$(2,221,299)	$1,136,937

Net income (loss) per share, basic	$(0.09)	$0.05
Net income (loss) per share, diluted	$(0.09)	$0.05

Weighted average number of shares outstanding, basic	25,883,774	21,798,985
Weighted average number of shares outstanding, diluted	25,883,774	23,678,346

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2016	21,617,565	21,617	8,789,831	(10,380,227)	(1,568,779)

Common stock and warrants issued for cash	928,711	929	324,121	--	325,050
Common stock issued for accounts payable	351,487	351	145,169	--	145,520
Common stock issued for warrant exercise	25,000	25	225	--	250
Common stock issued for services	369,535	370	117,967	--	118,337
Option expense	--	--	576,446	--	576,446

Net income	--	--	--	1,136,937	1,136,937

Balance at March 31, 2017	23,292,298	$23,292	$9,953,759	$(9,243,290)	$733,761
Common stock and warrants issued for cash	3,331,598	3,332	1,162,731	--	1,166,063
Common stock issued to related parties for service	570,108	570	141,545	--	142,115
Common stock issued for warrant exercise	514,361	515	44,991	--	45,506
Common stock issued for service	45,000	45	7,275	--	7,320
Option expense	--	--	40,155	--	40,155

Net loss	--	--	--	(2,221,299)	(2,221,589)

Balance at March 31, 2018	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2018	2017

Cash flows from operating activities:
Net income (loss)	$(2,221,299)	$1,136,937
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	149,435	118,337
Option expense	40,155	576,446
Change in fair value of derivative liabilities	(346)	(3,503)
Gain on settlement of accounts payable	--	(479,648)
Changes in operating assets and liabilities:
Materials held for research and development with alternative future use	769,954	58,010
Accounts payable and accrued expenses	51,720	(1,562,423)
License agreement liability	(14,000)	(13,000)
Deferred revenue	--	(600,000)
Net cash used in operating activities	(1,224,381)	(768,844)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,166,063	325,050
Common stock issued for warrants exercised	45,506	250
Net cash provided by financing activities	1,211,569	325,300

Net decrease in cash	(12,812)	(443,544)
Cash – beginning of year	129,806	573,350
Cash – end of year	$116,994	$129,806

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-CASH TRANSACTIONS
Common stock issued for settlement of accounts payable	$--	$145,520

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc (“Nascent “the Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project, or expensed as research and development as the material are consumed, or written off if a product is abandoned. At March 31, 2018 and 2017, the Company had zero and $769,954 capitalized associated with materials held with a future alternative use. The cost of these materials is to be expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies, thus the Company elected to expense the balance of the product in inventory as of March 31, 2018.

Materials Held for Research and Development with Future Alternative Use

The Company has incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. Of the 424 grams, the materials designated for use in the brain cancer clinical trials have been expensed as of March 31, 2017 as research and development. The Company has determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Under the guidelines of ASC 730-10-25-2, Research and Development, the Company initially capitalized the cost of the material that was not expected be used in the present trials but is available for future alternative use. The capitalize costs will be expensed as research and development as the materials are consumed in their use for alternative clinical trials. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies; thus the Company elected to expense the balance of the product in inventory as of March 31, 2018.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2018 and 2017, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2018 and 2017.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2018 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation. Diluted net income per share for the year ended March 31, 2017 is based on the weighted average of the shares of common stock outstanding of 21,798,985 plus the equivalent of shares in options and warrants that are eligible to be converted to common stock of 1,879,361 for a total of 23,678,346 shares used in the calculation per share income.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$346	$346
As of March 31, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$--	$--

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company's own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption "gain (loss) on change in fair value of derivative liability" until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2017 using the following key inputs: market price of the Company's common stock $0.10 to $1.51 per share in 2016 and $0.40 in 2017, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be $346 as of March 31, 2017 and due to the expiration of the warrants the ending balance of the derivative liability was zero as of March 31, 2018.

The following table summarizes the change in the fair value of the derivative liabilities during the years ended March 31, 2018 and 2017:

Fair value as of March 31, 2016	3,849
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(3,503)
Fair value as of March 31, 2017	$346
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(346)
Fair value as of March 31, 2018	$--

Recent Accounting Pronouncements

Nascent Biotech does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $86,379 and an accumulated deficit of $11,464,589 as of March 31, 2018. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4– RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2018:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	358,678	1,387,588
Chief Financial Officer	617,346	215,197	832,543
Executive Vice President	617,346	215,197	832,543
Total	2,263,602	789,072	3,052,674

In addition, if the officers and directors are removed from the company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Severance per Contract if Terminated
President	$151,000	$250,000
Chief Financial Officer	$104,000	$180,000
Executive Vice President	$63,000	$140,000
Total	$318,000	$570,000

During the year ended March 31, 2018 the Company issued 520,108 shares of common stock to three officers with a fair value of $131,115 for services and compensation.

During the years ended March 31, 2018 and 2017 the Company paid a consultant and former officer of the Company $60,000 each year in consulting fees.

During the year ended March 31, 2018 the Company issued 50,000 shares of common stock to a director with a fair value of $11,000.

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

On September 21, 2015, the Company and the licensor amended their agreement where the licensor received a $30,000 cash payment and will receive $1,000 per month for 28 months plus a $5,000 additional payment on the 28th month. In addition, the licensor received 200,000 shares of the Company’s common stock, plus will receive 1% of net sales of the Company’s product up to $1,000,000 in royalties. The fair value of the stock issued was determined to be $150,000 and the transaction resulted in a gain on settlement of license agreement liability of $1,573,650 during the year ended March 31, 2016. The remaining liability of $14,000 was paid leaving the balance due of zero as of March 31, 2018.

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

NOTE 6 – COMMON STOCK

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

During the year ended March 31, 2018, the Company issued, 3,331,598 shares of common stock at $0.35 per share and 1,665,566 warrants exercisable at $0.05 to $0.10 per share to 17 individuals for $1,166,063 of cash.

During the year ended March 31, 2018 the Company issued 514,361 shares of common stock to 11 individuals on the exercise of 514,361 warrants for cash.

During the year ended March 31, 2018 the Company issued 520,108 shares of common stock to three officers and with a fair value of $131,115 for services and compensation.

During the year ended March 31, 2018 the Company issued 50,000 shares of common stock to an independent director with a fair value of $11,000 for services.

During the year ended March 31, 2018 the Company issued 45,000 shares of common stock to 3 individuals with a value of $7,320 for service.

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

During the years ended March 31, 2018 and 2017, the Company expensed an aggregate of $40,155 and $576,446, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $19,836 as of March 31, 2018.

The following sets forth the options granted and outstanding during the years ended March 31, 2018 and 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2016	395,000	$0.47	8.87	150,000	$900
Granted	970,000	0.30	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2017	1,365,000	$0.35	8.88	1,143,000	$36,600
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--

NOTE 8 - WARRANTS

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

During the year ended March 31, 2017 the Company issued 464,361 warrants to 10 shareholders along with 928,711 common shares for aggregate cash proceeds of $325,050. Each warrant is exercisable within one year of the issuance date into one share of the Company’s common stock at $0.05-0.10 per share. As of March 31, 2017, 25,000 of the warrants have been exercised leaving 464,361,000 of this issuance outstanding plus 63,317 initially issued for a total of 527,678. As of March 31, 2018 all the warrants, except 13,317 which expired, were converted to common stock.

During the year ended March 31, 2018, the Company issued 274,228 warrants, each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.35 per share. The warrants were issued as commission of equity financing and is regarded as stock issuance cost and a reduction to cash proceeds. (See Note 6: Common Stock) The warrants were priced using the Black Scholes method measuring at date of issuance with a discount rate of .96%, volatility of 191.95 and measurement price of $0.20 with a fair value of $48,069.

During the year ended March 31, 2018 the Company issued 1,665,566 warrants to 17 shareholders along with 3,331,598 common shares for aggregate cash proceeds of $1,166,063. Each warrant is exercisable within one year of the issuance date into one share of the Company’s common stock at $0.05-0.10 per share. As of March 31, 2018, 514,361 warrants, were exercised, 13,317 expired, leaving a balance outstanding of 1,939,794.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2016	88,317	$0.16	1.48	$29,250
Granted	464,361	0.10	--	--
Exercised	(25,000)	0.01	--	--
Outstanding at March 31, 2017	527,678	$0.11	.84	$128,661
Granted	1,939,794	0.09	--	--
Expired	(13,317)	1.00	--	--
Exercised	(514,361)	0.09	--	--
Outstanding at March 31, 2018	1,939,794	$0.09	.38	$333,133

NOTE 9 – INCOME TAXES

At March 31, 2018 and 2017, the Company had federal net operating loss carry forwards of approximately $7,274,992 and $5,244,647, respectively, which expire in varying amounts beginning in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Deferred tax assets:
Net operating loss	$1,527,748	$1,835,626
Less: Valuation allowance	(1,527,748)	(1,835,626)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2018.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the year ended March 31, 2018 at 21% compared to a rate of 35% for the same period ended March 31, 2017.

The parent Company due to its loses has not filed US Corporate tax returns and is subject to examination back to March 31, 2015.

NOTE 10– MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, cost of the grams initially expected to be used in the brain cancer trials was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2016 was $788,412. These capitalized costs will be expensed as research and development as the materials are consumed. During the year ended March 31, 2017, an additional $58,010 was expensed as research and development associated with the portion filled into vials for use in clinical trials leaving. The Company expensed during the year ended March 31, 2018 an additional $234,334 for the additional portion used in the fill and finish which was used for testing and in preparation for clinical trials in brain cancer. As the Company will begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies; thus the Company elected to expense the balance of the product in inventory as of March 31, 2018.

NOTE 11 – LICENSE AGREEMENT AND REVENUE

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

The Company received no revenue during the year ended March 31, 2018.

NOTE 12 –COMMITMENTS AND CONTINGENCIES

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

NOTE 13 SUBSEQUENT EVENTS

On April 9, 2018 the Company issued 20,000 shares of common stock to one individual for service with a value of $5,000.

During April 2018, the Company issued 360,714 shares of common stock to three individuals for the exercise of 360,714 warrants for $18,036 in cash.

During May and June 2018, the Company issued 271,428 shares of common stock and 121,428 warrants to three individuals for $95,000 cash.

On June 26, 2018 the Company issued 50,000 shares of common stock to one individual with a value of $10,650 for service.

On June 29, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,894.

