Form 10-Q
period 2018-06-30
Nascent Biotech Inc.
filed 2018-08-06
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the Registrant had 29,923,934 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$49,141	$116,994
Total current assets	49,141	116,994

Total assets	$49,141	$116,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$359,209	$203,373
Due to related parties	22,000	--
Total current liabilities	381,209	203,373

Total liabilities	381,209	203,373

Stockholders’: (deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 28,543,295 and 27,753,365 issued and outstanding, respectively	28,544	27,754
Additional paid-in capital	11,543,696	11,350,456
Accumulated deficit	(11,904,308)	(11,464,589)
Total stockholders’ (deficit)	(332,068)	(86,379)
Total liabilities and stockholder’ (deficit)	$49,141	$11,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Operating expenses:
General and administrative expense	$327,788	$266,549
Research and development	111,939	32,000
Income (loss) from operations	(439,727)	(298,549)

Other income (expense):
Interest income	8	19
Gain on change in fair value of derivative liability	--	346
Total other income (expense)	8	365

Net income (loss) before income taxes	(439,719)	(298,184)

Net income (loss)	$(439,719)	$(298,184)

Net income (loss) per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	28,164,587	23,808,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net (loss)	$(439,719)	$(298,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	--	(346)
Stock based compensation – related parties	43,894
Stock-based compensation	27,500	22,746
Option expense	9,600	12,654
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	155,836	57,049
Accrued expenses – related parties	22,000	--
License agreement liability	--	(2,000)
Net cash used in operating activities	(180,889)	(208,802)

Cash flows from financing activities:
Common stock issued for exercise of warrants	18,036	714
Proceeds from sale of common stock and warrants	95,000	232,500
Net cash provided by financing activities	113,036	233,214

Net increase (decrease) in cash	(67,853)	25,132
Cash and cash equivalents – beginning of year	116,994	129,806
Cash and cash equivalents – end of period	$49,141	$154,938

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

On April 1, 2018 the Company adopted ASC 606 (Revenue From Contracts with Customers) which is effective for annual and interim reporting periods after December 15, 2017. As the Company has no revenue during this period there is no impact from adopting the disclosure.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2018. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses since inception until the year ended March 31, 2017 in which the Company posted net income from a license sale to a pharmaceutical company in China. The Company has a source of revenue to cover its operating costs, however the source of revenue is not predictable, and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of June 30, 2018:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	398,582	1,427,492
Chief Financial Officer	617,346	239,139	856,485
Executive Vice President	617,346	239,139	856,485
Total	2,263,602	876,860	3,140,462

In addition, if the officers and directors are removed from the Company they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Fiscal Year Annualized Compensation Being Paid	Annual Severance per Contract if Terminated
President	$186,000	$250,000
Chief Financial Officer	$132,000	$180,000
Executive Vice President	$84,000	$140,000
Total	$402,000	$570,000

During the three month period ended June 30, 2017 the Company issued 75,820 shares of common stock to three officers of the Company with a value of $22,746 for service.

During the three month period ended June 30, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,894 for service.

During the three month period ended June 30, 2018 the Company paid a related party and Chairman of the Scientific Board $9,000 in consulting fees and accrued $6,000 of the fees. During the same period in 2017 the Company paid $15,000 to the same individual

During the three month period ended June 30, 2018 the Company accrued $16,000 in fees due two officers of the Company.

NOTE 5 - COMMON STOCK

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

During the three month period ended June 30, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,894 for service.

During the three month period ended June 30, 2018 the Company issued 360,714 shares of common stock to three warrant holders of the Company with a value of $18,036 for the exercise of 360,714 warrants.

During the three month period ended June 30, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the three month period ended June 30, 2018 the Company issued 271,428 shares of common stock and 121,329 warrants of the Company for cash of $95,000.

NOTE 6 - OPTIONS

During the three month period ended June 30, 2018, the Company expensed $9,600 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $31,454 as of June 30, 2018.

The following sets forth the options granted and outstanding during the three months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--
Granted	40,000	0.25	9.75	--	--
Exercised	--	--	--	--	--
Outstanding at June 30, 2018	1,405,000	$0.34	7.69	1,296,000	$179,840

The weighted average remaining life and intrinsic value of the options as of June 30, 2018, was 7.69 years and 179,840, respectively.

NOTE 7 - WARRANTS

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

During the three month period ended June 30, 2018, the Company issued 121,329 warrants with each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 per share. (See Note 5: Common Stock)

During the three month period ended June 30, 2018 three individual exercised 360,714 warrants into 360,714 shares of common stock with a value of $18,036 in cash. As of June 30, 2018, the Company had total outstanding warrants of 1,700,409.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2018, was 0.25 years and $640,405, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2018	1,939,794	$0.09	0.38	$333,133
Granted	121,329	0.05	.96	--
Exercised	(360,714)	0.05	--	--
Outstanding at June 30, 2018	1,700,409	$0.10	0.25	$640,405

NOTE 8 - LICENSE AGREEMENT

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SUBSEQUENT EVENTS

During July 2018 the Company issued 465,714 shares of common stock plus 116,418 warrants to five individuals for $163,000 in cash. The warrants vest immediately and terminate in one year with conversion price from $0.05-$0.50.

During July 2018 the Company issued 914,925 shares of common stock for the conversion of 914,624 warrants

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

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or radiation therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1 year and 5% at 5 years. (SEER Registry Data, September 15th, 2016 (Central Brain Tumor Registry of the United States).

The Company has submitted its IND information to the FDA and is now responding to questions from the IND to get clearance.

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2018,and 2017,respectively.

General and administrative expenses for the three 2017 month periods ended June 30, 2018 was $327,788 compared to $266,549 in 2017, respectively. This increase in expenses for the three 2017 months ended June 30, 2018 over the same period in 2017 was due to an increase in cost for IND filing of the Company in 2018.

Research and development expenses for the three 2017 month periods ended June 30, 2018 was $111,939 compared to $32,000 in the same period in 2017, respectively. This increase in expenses for the three months ended June 30, 2018 over the same period in 2017 reflected increased testing required in the filing of the IND with the FDA.

Total other income incurred in the three 2017 month periods ended June 30, 2018 was $8, compared to other income of 365 in the same period in 2017, respectively. Change in fair value derivative liability showed a gain of $346 for the three months period in 2017 compared to zero for the three months period in 2018.

For the three month periods ended June 30, 2018, our net loss was $439,719 compared to a net loss of $298,184 for the same period in 2017. The difference between the periods in 2018 and 2017 relates to higher research and development costs along with higher general and administrative costs preparing the IND re submission.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern.

At June 30, 2018, the Company had negative working capital of $332,068. Current assets consist of cash of $49,141. Current liabilities as of the same date were $381,209 consisting of accounts payable of which approximately $200,000 was cost overrun on the IND submission from questions asked and further tests required by the FDA from our March 31, 2018 submission.

Net cash used in operating activities in the three month period ended June 30, 2018 was $180,889 compared to net cash used of $208,802 in the same period in 2017. The variance between the same periods in 2018 and 2017 relates mainly change in accounts payable of $98,788 in 2017.

Net cash provided by financing activities for the three month period ended June 30, 2018 was $113,036 compared to $233,214 in the same period in 2017. Cash provided was a result of the conversion of warrants to common stock of $18,036 and from the sale of common stock of $95,000 for the three months period in 2018.

As of June 30, 2018, the Company had total assets of $49,141 and total liabilities of $381,209. Stockholders’ deficit as of June 30, 2018 was $332,068. This compares to a stockholders’ deficit of $86,379 as of March 31, 2018. Liabilities increased in 2018 due mainly to an increase in accounts payable during this period versus the same period in 2017.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the third calendar quarter of 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2018.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended June 30, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,894 for service.

During the three month period ended June 30, 2018 the Company issued 360,714 shares of common stock to three warrant holders of the Company with a value of $18,036 for the conversion of 360,714 warrants.

During the three month period ended June 30, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the three month period ended June 30, 2018 the Company issued 271,428 shares of common stock and 121,329 warrants of the Company with a value of $95,000 in cash.

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

NASCENT BIOTECH, INC.

Dated: August 6, 2018	By:	/s/ Sean Carrick
Sean Carrick Principal Executive Officer

