Form 10-Q
period 2018-09-30
Nascent Biotech Inc.
filed 2018-11-05
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, the Registrant had 30,532,857 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$110,172	$116,994
Total current assets	110,172	116,994

Total assets	$110,172	$116,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$465,807	$203,373
Due to related parties	35,000	--
Total current liabilities	500,807	203,373

Total liabilities	500,807	203,373

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 30,532,857 and 27,753,365 issued and outstanding, respectively	30,533	27,754
Additional paid-in capital	11,821,138	11,350,456
Accumulated deficit	(12,242,306)	(11,464,589)
Total stockholders’ (deficit)	(390,635)	(86,379)
Total liabilities and stockholder’ (deficit)	$110,172	$116,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

As of September 30,

(Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Operating expenses:
General and administrative expense	$298,512	$308,665	$626,300	$535,366
Research and development	39,500	249,561	151,439	321,409
Loss from operations	(338,012)	(558,226)	(777,739)	(856,775)

Other income (expense):
Interest income	14	28	22	47
Gain on change in fair value of derivative liability	--		--	346
Total other income (expense)	14	28	22	393

Net loss before income taxes	(337,998)	(558,198)	(777,717)	(856,382)

Net loss	$(337,998)	$(558,198)	$(777,717)	$(856,382)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	29,733,807	24,049,439	28,950,329	24,483,928

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net (loss)	$(777,717)	$(856,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	--	(346)
Stock based compensation – related parties	85,476
Stock-based compensation	27,500	123,182
Option expense	19,200	21,824
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	262,434	(34,111)
Accrued expenses – related parties	35,000	--
License agreement liability	--	(6,000)
Net cash used in operating activities	(348,107)	(751,833)

Cash flows from financing activities:
Common stock issued for exercise of warrants	83,285	1,928
Proceeds from sale of common stock and warrants	258,000	1,146,059
Net cash provided by financing activities	341,285	1,147,987

Net increase (decrease) in cash	(6,822)	396,154
Cash and cash equivalents – beginning of year	116,994	129,806
Cash and cash equivalents – end of period	$110,172	$525,960

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

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

On April 1, 2018 the Company adopted ASC 606 (Revenue From Contracts with Customers) which is effective for annual and interim reporting periods after December 15, 2017. As the Company has no revenue during this period there is no impact from adoption.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the six months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2018. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses since inception and after the year ended March 31, 2017 in which the Company posted net income from a license sale to a pharmaceutical company in China. The Company has no revenue to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of September 30, 2018:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	498,060	1,526,970
Chief Financial Officer	617,346	298,826	916,172
Executive Vice President	617,346	298,826	916,172
Total	2,263,602	1,095,712	3,359,514

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

During the six month period ended September 30, 2018 the Company issued 306,640 shares of common stock to three officers of the Company with a value of $85,476 for service.

During the six month period ended September 30, 2018 the Company paid a related party and Chairman of the Scientific Board $12,000 in consulting fees and accrued $3,000 of the fees. During the same period in 2017 the Company paid $30,000 to the same individual.

During the six month period ended September 30, 2018 the Company accrued $32,000 in fees due officers of the Company.

NOTE 5 - COMMON STOCK

During the six months ended September 30, 2017 the Company issued 3,274,455 shares of common stock and 1,911,223 warrants to 15 individuals for cash of $1,146,059.

During the six months ended September 30, 2017 the Company issued 78,572 shares of common stock to three individual exercising 78,572 warrants for cash of $1,928.

During the six month period ended September 30, 2017 the Company issued 486,451 shares of common stock to three officers and an independent director of the Company with a value of $123,182 for service.

During the six months ended September 30, 2018 the Company issued 737,142 shares of common stock plus 237,747 warrants to eight individuals for $258,000 in cash. The warrants vest immediately and terminate in one year with conversion price from $0.05-$0.50.

During the six months ended September 30, 2018 the Company issued 1,665,710 shares of common stock for the conversion of 1,665,710 warrants with a value of $83,285.

During the six month period ended September 30, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the six month period ended September 30, 2018 the Company issued 306,640 shares of common stock to three officers of the Company with a value of $85,476 for service.

NOTE 6 - OPTIONS

During the six month period ended September 30, 2018, the Company expensed $19,200 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $21,854 as of September 30, 2018.

The following sets forth the options granted and outstanding during the six months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--
Granted	40,000	0.25	9.50	--	--
Exercised	--	--	--	--	--
Outstanding at September 30, 2018	1,405,000	$0.34	7.44	1,296,000	$--

The weighted average remaining life and intrinsic value of the options as of September 30, 2018, was 7.44 years and zero, respectively.

NOTE 7 - WARRANTS

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

During the six month period ended September 30, 2018, the Company issued 237,747 warrants with each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 to $0.50 per share.

During the six month period ended September 30, 2018 seventeen individual exercised 1,665,710 warrants into 1,665,710 shares of common stock with a value of $83,285 in cash. As of September 30, 2018, the Company had total outstanding warrants of 511,975.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2018, was 0.50 years and $22,486 respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2018	1,939,938	$0.09	0.38	$333,133
Granted	237,747	0.20	.87	--
Exercised	(1,665,710)	0.05	--	--
Outstanding at September 30, 2018	511,975	$0.28	0.50	$22,486

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

Results of Operations

The Company recorded zero of revenue during the three and six month periods ended September 30, 2018, and 2017,respectively.

General and administrative expenses for the three and six month periods ended September 30, 2018 was $298,512 and $626,300 compared to $308,665 and $535,366 in 2017, respectively. This increase in expenses for the six months ended September 30, 2018 over the same period in 2017 was due to an increase in cost for IND filing of the Company in 2018.

Research and development expenses for the three and six month periods ended September 30, 2018 was $39,500 and $151,439 compared to $249,561 and $321,409 in the same period in 2017, respectively. This decrease in expenses for the three and six months ended September 30, 2018 over the same period in 2017 reflected decreased testing required in the filing of the IND with the FDA.

Total other income incurred in the three and six month periods ended September 30, 2018 was $14 and $22, compared to other income of $28 and $47 in the same periods in 2017, respectively. Other income consisted of interest income from saving account for all periods.

For the three and six month periods ended September 30, 2018, our net loss was $337,998 and $777,717 compared to a net loss of $558,198 and $856,382 for the same periods in 2017. The difference between the periods in 2018 and 2017 relates to lower research and development costs along with higher general and administrative costs preparing the IND re submission.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2018, the Company had negative working capital of $390,635. Current assets consist of cash of $110,172. Current liabilities as of the same date were $500,807 consisting of accounts payable of which approximately $270,000 was cost overrun on the IND submission.

Net cash used in operating activities in the six months period ended September 30, 2018 was $348,107 compared to net cash used of $751,833 in the same period in 2017. The variance between the same periods in 2018 and 2017 relates mainly change in accounts payable of $297,434 in 2018.

Net cash provided by financing activities for the six month period ended September 30, 2018 was $341,285 compared to $1,147,987 in the same period in 2017. Cash provided was a result of the conversion of warrants to common stock of $83,285 and from the sale of common stock of $258,000 for the six months period in 2018.

As of September 30, 2018, the Company had total assets of $110,172 and total liabilities of $500,807. Stockholders’ deficit as of September 30, 2018 was $390,635. This compares to a stockholders’ deficit of $86,379 as of March 31, 2018. Liabilities increased in 2018 due mainly to an increase in accounts payable during this period versus the same period in 2017.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the fourth quarter 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2018.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2018 the Company issued 737,142 shares of common stock plus 237,747 warrants to eight individuals for $258,000 in cash. The warrants vest immediately and terminate in one year with conversion price from $0.05-$0.50.

During the six months ended September 30, 2018 the Company issued 1,665,710 shares of common stock for the conversion of 1,665,710 warrants with a value of $83,285.

During the six month period ended September 30, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the six month period ended September 30, 2018 the Company issued 306,640 shares of common stock to three officers of the Company with a value of $85,476 for service.

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

NASCENT BIOTECH, INC.

Dated: November 2, 2018	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

