Form 10-Q
period 2018-12-31
Nascent Biotech Inc.
filed 2019-02-13
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 13, 2019, the Registrant had 32,169,598 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$103,305	$116,994
Total current assets	103,305	116,994

Total assets	$103,305	$116,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$539,559	$203,373
Due to related parties	55,000	--
Total current liabilities	594,559	203,373

Total liabilities	594,559	203,373

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 31,139,598 and 27,753,365 issued and outstanding, respectively	31,140	27,754
Additional paid-in capital	11,976,477	11,350,456
Accumulated deficit	(12,498,871)	(11,464,589)
Total stockholders’ deficit	(491,254)	(86,379)
Total liabilities and stockholder’ deficit	$103,305	$116,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative expense	$231,570	$153,192	$857,870	$688,558
Research and development	25,000	410,483	176,439	731,893
Loss from operations	(256,570)	(563,675)	(1,034,309)	(1,420,451)

Other income (expense):
Interest income	5	53	27	100
Gain on change in fair value of derivative liability	--		--	346
Total other income (expense)	5	53	27	446

Net loss before income taxes	(256,565)	(563,622)	(1,034,282)	(1,420,005)

Net loss	$(256,565)	$(563,622)	$(1,034,282)	$(1,420,005)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	30,600,054	27,160,806	29,503,095	25,500,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,034,282)	$(1,420,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	--	(346)
Stock based compensation – related parties	96,822	128,172
Stock-based compensation	27,500	7,320
Option expense	28,800	29,430
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	336,186	5,441
Material held for research and development with alternative future use	--	234,344
Accrued expenses – related parties	55,000	--
License agreement liability	--	(14,000)
Net cash used in operating activities	(489,974)	(1,029,644)

Cash flows from financing activities:
Common stock issued for exercise of warrants	83,285	1,928
Proceeds from sale of common stock and warrants	393,000	1,166,063
Net cash provided by financing activities	476,285	1,167,991

Net increase (decrease) in cash and cash equivalents	(13,689)	138,337
Cash and cash equivalents – beginning of year	116,994	129,806
Cash and cash equivalents – end of period	$103,305	$268,143

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

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

On March 31, 2017 the Company filed its IND submission with the Federal Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018 the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is in the process of responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA.

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

The accompanying unaudited interim consolidated financial statements of the Company for the nine months ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2018. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses since inception and after the year ended March 31, 2017 in which the Company posted net income from a license sale to a pharmaceutical company in China. The Company has a working capital deficit, no revenue to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered into five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of December 31, 2018:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	528,397	1,557,307
Chief Financial Officer	617,346	317,028	934,374
Executive Vice President	617,346	317,028	934,374
Total	2,263,602	1,162,453	3,426,055

In addition, if the officers and directors are removed from the Company, they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Fiscal Year Annualized Compensation Being Paid	Annual Severance per Contract if Terminated
President	$186,000	$250,000
Chief Financial Officer	$132,000	$180,000
Executive Vice President	$84,000	$140,000
Total	$402,000	$570,000

During the nine months ended December 31, 2017 the Company issued 514,338 shares of common stock to three officers and a director of the Company with a value of $128,172 for service.

During the nine months ended December 31, 2018 the Company issued 373,381 shares of common stock to three officers of the Company with a value of $96,822 for service.

During the nine months ended December 31, 2018 the Company paid a related party and Chairman of the Scientific Board $14,000 in consulting fees and accrued $5,000 of the fees. During the same period in 2017 the Company paid $45,000 to the same individual.

As of December 31, 2018 the Company accrued $55,000 of compensation earned but not paid to related parties.

NOTE 5 – COMMON STOCK

During the nine months ended December 31, 2018 the Company issued 1,277,142 shares of common stock to 15 individuals plus 237,747 warrants to eight individuals for $393,000 in cash. The warrants vest immediately and terminate in one year with conversion prices ranging from $0.05-$0.50.

During the nine months ended December 31, 2018 the Company issued 1,665,710 shares of common stock for the exercise of 1,665,710 warrants for cash of $83,285.

During the nine month period ended December 31, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the nine month period ended December 31, 2018 the Company issued 373,381 shares of common stock to three officers of the Company with a value of $96,822 for service.

NOTE 6 – OPTIONS

During the nine month period ended December 31, 2018, the Company expensed $28,800 related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $12,254 as of December 31, 2018.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--
Granted	40,000	0.25	9.50	--	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2018	1,405,000	$0.34	7.19	1,296,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2018, was 7.19 years and zero, respectively.

NOTE 7 – WARRANTS

During the nine month period ended December 31, 2018, the Company issued 237,747 warrants for cash proceeds (Note 5). Each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 to $0.50 per share.

During the nine month period ended December 31, 2018 sixteen individuals exercised 1,665,710 warrants into 1,665,710 shares of common stock for cash of $83,285. As of December 31, 2018, the Company had total outstanding warrants of 237,747.

During the nine months ended December 31, 2018 274,228 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2018, was 0.20 years and zero respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2018	1,939,938	$0.09	0.38	$333,133
Granted	237,747	0.20	.87	--
Exercised	(1,665,710)	0.05	--	--
Expired	(274,228)	(0.35)	--	--
Outstanding at December 31, 2018	237,747	$0.20	0.50	$19,273

NOTE 8 – LICENSE AGREEMENT

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

On January 9, 2019 the Company issued 30,000 shares of common stock to two individuals for service with a value of $5,400.

On February 11, 2019 the Company issued 1,000,000 shares of common stock to one individual for cash with a value of $250,000.

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

Nascent is a pre-clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA.

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

On March 31, 2017 the Company filed its IND submission with the Federal Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018 the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is in the process of responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA.

Results of Operations

The Company recorded zero of revenue during the three and nine month periods ended December 31, 2018, and 2017, respectively.

General and administrative expenses for the three and nine month periods ended December 31, 2018 was $231,570 and $857,870 compared to $153,192 and $688,558 in 2017, respectively. This increase in expenses for the nine months ended December 31, 2018 over the same period in 2017 was due to an increase in cost for IND filing of the Company in 2018.

Research and development expenses for the three and nine month periods ended December 31, 2018 was $25,000 and $176,439 compared to $410,483 and $731,893 in the same period in 2017, respectively. This decrease in expenses for the three and nine months ended December 31, 2018 over the same period in 2017 reflected decreased testing required in the filing of the IND with the FDA.

Total other income incurred in the three and nine month periods ended December 31, 2018 was $5 and $27, compared to other income of $53 and $446 in the same periods in 2017, respectively. Other income consisted of interest income from saving account for all periods plus change in fair value in 2017.

For the three and nine month periods ended December 31, 2018, our net loss was $256,565 and $1,034,282 compared to a net loss of $563,622 and $1,420,005 for the same periods in 2017. The difference between the periods relates to lower research and development costs in 2018 offset with higher general and administrative costs preparing the IND in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s development and testing of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At December 31, 2018, the Company had negative working capital of $491,254. Current assets consist of cash of $103,305. Current liabilities as of the same date were $594,559 consisting of accounts payable of which approximately $320,000 was cost overrun on the IND submission.

Net cash used in operating activities in the nine months period ended December 31, 2018 was $489,974 compared to net cash used of $1,029,644 in the same period in 2017. The variance between the same periods in 2018 and 2017 relates mainly change in accounts payable of $336,186 in 2018.

Net cash provided by financing activities for the nine month period ended December 31, 2018 was $476,285 compared to $1,167,991 in the same period in 2017. Cash provided was a result of the conversion of warrants to common stock of $83,285 and from the sale of common stock of $393,000 for the nine months period in 2018.

As of December 31, 2018, the Company had total assets of $103,305 and total liabilities of $594,559. Stockholders’ deficit as of December 31, 2018 was $491,254. This compares to a stockholders’ deficit of $86,379 as of March 31, 2018. Liabilities increased in 2018 due mainly to an increase in accounts payable during this period versus the same period in 2017.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the fourth quarter 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2018.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2018 the Company issued 1,277,142 shares of common stock to 15 individuals plus 237,747 warrants to eight individuals for $393,000 in cash. The warrants vest immediately and terminate in one year with conversion price from $0.05-$0.50.

During the nine months ended December 31, 2018 the Company issued 1,665,710 shares of common stock for the exercise of 1,665,710 warrants for cash of $83,285.

During the nine month period ended December 31, 2018 the Company issued 70,000 shares of common stock of the Company to two individuals with a value of $27,500 for service.

During the nine month period ended December 31, 2018 the Company issued 373,381 shares of common stock to three officers of the Company with a value of $96,822 for service.

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: February 13, 2019	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

