Form 10-K
period 2019-03-31
Nascent Biotech Inc.
filed 2019-07-12
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0612715
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6330 Nancy Ridge Dr Suite 105 San Diego CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 12, 2019 was 33,495,470. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2018 was 24,171,843 with a market value of $3,384,058. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Current Business

We are a clinical-stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own a drug candidate, Pritumumab, which we are developing.

We are focused on developing Pritumumab for the treatment of patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Pritumumab is a monoclonal antibody that had been clinically tested in Phase I and Phase II trials in 249 human brain cancer patients in the nation of Japan. The objectives of the Phase I and Phase II human clinical trials were to determine the safety of Pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). All patients were treated with a 1mg dose of Pritumumab, either once or twice a week, for 24 weeks, and were evaluated over extended periods of time. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was conducted by the Japanese contract research organization, Japan Pharmaceutical Development, and all pre-clinical development work was performed at HIH. At the end of the Phase II trials, data from 126 of these patients were analyzed – under then-current Japanese efficacy standards – and presented to the Japanese Ministry of Health & Welfare (MHW). The HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was abandoned by his surviving heirs. An issue at that time was the ability to manufacture enough Pritumumab to continue clinical trials. The product was never approved for sale in Japan or elsewhere. Currently, therapeutic strategies, such as the use of the chemotherapy drug Temodar®, or surgical strategies, are used for the treatment of this cancer. However, there still exists a sizable need in the marketplace to develop safer, more effective drugs as Temodar is attributed to only median rates of survival and many brain tumors are ineligible for surgery. Moreover, even when removed, many brain tumors come back within one year post-operation. Today, with current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin). This particular target, referred to generally as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

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

We expect to amplify on the past clinical development strategy during the next 12 months plan to:

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

The Company filed an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”) for Phase I clinical trials on March 31, 2017. The FDA place the submission on clinical hold requesting more data and clarification of some parts of the submission. On March 31, 2018, the Company amended its IND filing and, again, was not cleared to begin clinical trials by the FDA. On December 7, 2018 the Company received FDA clearance on its drug product lot to begin clinical trials. On May 6, 2019 the Company filed a submission with the FDA to gain complete release of the partial clinical hold. The Company is working with a clinic and plans to commence the Phase I clinical trials during the third quarter of the calendar year.

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

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•	Advance Pritumumab, our drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing Pritumumab for the treatment of patients’ brain tumors, as well as lung and breast cancer metastases to the brain. We plan to focus our planned Phase I/II clinical trials on the use of Pritumumab to include the metastatic treatment option, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. Importantly, we will employ significantly higher doses in the clinical protocol to test for safety and increased efficacy.

•	Expand our claims by pursuing additional indications for Pritumumab, due to the fact that the target antigen (ectodomain vimentin) is present in a variety of cancers apart from brain cancer. Nascent will seek to expand Pritumumab into as many different indications as possible. We also believe Pritumumab could be an effective carrier protein for other anti-cancer drugs (a cocktail approach in which an anti-cancer drug is attached to an antibody) and we also believe we can develop Pritumumab as a diagnostic tool.

•	Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on a number of factors, including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

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

Development Plan

We plan to conduct a US-based clinical trial of pritumumab in patients with brain cancer over the next 12 to 18 months. In this trial, we also plan to further investigate the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I trial is also planned as multiple ascending dose study employing significantly higher doses to test for safety and improved efficacy.

We believe we can complete the Phase I and phase II studies indicated above within a period of about 36 months and for a total cost of less than $15 million dollars. This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

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

We and our third-party consultants conducted pre-clinical testing in accordance with Good Laboratory Practices, or GLPs, and clinical testing in accordance with Good Clinical Practices, or GCPs, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, any pre-clinical and clinical testing completed in the European Union, or the EU, is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member States of the EU implementing its provisions.

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

Former License-

On October 12, 2017 the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant will forgive all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of March 31, 2019 the outstanding obligation to the consultant was $34,000.

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

As noted above, the Company has received approval to commence human clinical trials with its currently-manufactured drug product lot, and is awaiting FDA approval to employ further drug product lots manufacturing from its current drug substance lot.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;

•	a Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the donut hole; and

•	a formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system. Future legislation, including the current versions being considered at the federal level in the United States or regulatory actions implementing recent or future legislation, may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Because the adoption of certain proposals could limit the prices, we are able to charge for our products, or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payers.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidate is Pritumumab, and this product is not approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. We have not begun any clinical trial for Pritumumab.

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

The expiration or loss of patent protection may affect future revenues and operating income.

The Company’s proposed products may rely on patent and trademark and other intellectual property protection. To the extent any of the Company’s intellectual property are successfully challenged, invalidated, or circumvented or to the extent it does not allow the Company to compete effectively, our business may suffer.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2019 was $12,833,496. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our audited financial statements for the year ended March 31, 2019 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2009 and do not have a history of earnings except for the year ended March 31, 2017. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 6330 Nancy Ridge Dr., Suite 105, San Diego CA 92121, which we receive rent free on a month to month basis.  Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2019	0.18	0.15
December 31, 2018	0.32	0.15
September 30, 2018	0.38	0.20
June 30, 2018	0.36	0.25
March 31, 2018	0.25	0.15
December 31, 2017	0.25	0.14
September 30, 2017	0.38	0.20
June 30, 2017	0.37	0.25

_______

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

There were approximately 152 holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

We currently have 1,405,000 options issued and outstanding under our 2015 Stock Option Plan which have been granted to three key officers and directors and plus three consultants.

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

During the year ended March 31, 2019 the Company issued 1,277,142 shares of common stock to 15 individuals plus 237,747 warrants to eight individuals for $393,000 in cash. The warrants vest immediately and terminate in one year with conversion prices ranging from $0.05-$0.50.

During the year ended March 31, 2019 the Company issued 1,000,000 shares of common stock to one individual for cash of $250,000.

During year ended March 31, 2019 the Company issued 1,665,710 shares of common stock for the exercise of 1,665,710 warrants for cash of $83,286.

During the year ended March 31, 2019 the Company issued 350,000 shares of common stock of the Company to six individuals with a value of $77,900 for service.

During the year ended March 31, 2019 the Company issued 600,418 shares of common stock to three officers of the Company with a value of $130,536 for service.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2019 and March 31, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2019 and 2018, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2019 were $1,368,948 including research and development costs of $254,006 and general and administrative expenses of $1,114,942 compared to the year ended March 31, 2018 in which our operating expenses were $2,221,770 with research and development costs of $1,194,629 and general and administrative costs of $1,027,141, representing decrease of $852,822 in operating expenses in fiscal 2019 over 2018.

Other income totaled $41 for the year ended March 31, 2019 compared to other income of $471 for the same period in 2018.

Revenue, Net Income and Loss

The Company recorded no revenues for 2019 and 2018.

Our net loss for the year ended March 31, 2019 was $1,368,907 compared to a net loss of $2,221,299 during the year ended March 31, 2018. The decrease in net loss is due to lower general and administrative costs along with lower research and development cost in 2019 over 2018.

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

Liquidity and Capital Resources

At March 31, 2019, we had cash of $131,472 as compared to $116,994 in cash at March 31, 2018. Our accounts payable and accrued expense at March 31, 2019 were $510,636 in accounts payable and $15,000 in accrued expense as compared to $203,373 in accounts payable as of March 31, 2018. For the year ended March 31, 2019, 68% of the accounts payables was to one vendor for the filing of our IND while for the year ended March 31, 2018 84% of our accounts payable was to the same vendor.

We have no revenues to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2019, consisted of $131,472 in cash as compared to total current assets of $116,994 in cash as of March 31, 2018. The increase in current assets was due to raising of cash through the conversion of warrants and sale of common stock.

Our total current liabilities as of March 31, 2019 were $613,636 as compared to total current liabilities of $203,373 as of March 31, 2018. The increase in current liabilities was primarily attributed to increased costs for IND filing for the year ended March 31, 2019.

As of March 31, 2019, the Company had negative working capital of $482,164 compared to negative working capital of $86,379 as of March 31, 2018. The increase in negative working capital of $395,785 from 2018 to 2019 can be attributed to additional costs in IND filings in 2019 over 2018.

Cash Flows

Operating Activities

Cash used in operating activities was $711,808 for the fiscal year ended March 31, 2019 compared to cash used in operating activities of $1,224,381 for the fiscal year ended March 31, 2018. The decrease in cash used in operating activities is attributed mainly to smaller loss offset by increased accounts payable in 2019 over 2018.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2019 and 2018.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2019 was $726,286, compared to $1,211,569 for the fiscal year ended March 31, 2018. The cash provided by financing activities is due to the sale of common stock and warrants of $643,000 and warrant exercises of $83,286 in 2019 compared to the sale of common stock and warrants of $1,166,063 plus warrant conversion of $45,506 for the same period in 2018.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2019, our company has accumulated losses of $12,833,496 and a working capital deficit of $482,164. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2019, MaloneBailey, LLP, our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	51	July, 2014
Doug Karas	Independent Director	54	April 2016
Lowell Holden	Chief Financial Officer and Director	76	July 2014
Brandon Price	Executive VP Business Development and Director	70	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and director of EMR Technology, Chief Executive Officer and director of PTS, Inc (PTSH) and President. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

Dr. Brandon Price - Executive Vice President, Business Development and Director- Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops and registers human and veterinary products (pharmaceuticals, diagnostics and medical devices) for Latin American markets. Dr. Price has been CEO of five biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines, and contract biologics manufacturing), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland’s counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the board of directors of four companies, and is the Ben J. Rogers Chair in Entrepreneurial Studies at Lamar University (Beaumont, TX). Presently, he is Visiting Professor at the Panamerican University School of Business (Guadalajara, Mexico) where he teaches the course “Entrepreneurism and Business Planning for Innovation Driven Companies”. He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today, is a co-founder and CEO of Ethicann Pharmaceuticals (Toronto, Canada), and has been a Director and Executive Vice President of Nascent Biotech, Inc since 2014.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2019.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Yes
Mark Glassy	Shareholder	Yes
Brandon Price	Officer, Director	Yes
Douglas Karas	Director	Yes
Lowell Holden	Officer, Director	Yes

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Brandon Price(1)	2019	84,000	-	-	-	-	-	-	84,000
Executive VP Business	2018	63,000	-	-	-	-	-	-	63,000
Development – Director	2017	40,000	-	-	-	-	-	-	40,000

Sean Carrick	2019	186,000	-	-	-	-	-	-	186,000
President-Director	2018	151,000	-	-	-	-	-	-	151,000
	2017	118,000	-	-	-	-	-	-	118,000

Lowell Holden(2)	2019	132,000	-	-	-	-	-	-	132,000
CFO,	2018	104,000	-	-	-	-	-	-	104,000
Director	2017	76,000	-	-	-	-	-	-	76,000

_______

(1)	Mr. Price was paid $34,000 in cash and accrued $50,000 in compensation
(2)	Mr. Holden was paid $101,000 in cash and accrued $31,000 in compensation

As of March 31, 2019, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

As of March 31, 2019, the Company has 1,405,000 options issued and outstanding under our Stock Option Plan which have been granted to three officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2019:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	375,000
Brandon Price	Officer and Director	375,000
Lowell Holden	Officer and Director	375,000
Employees and consultants as a group	--	280,000
Total		1,405,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	--	1,595,000
Equity compensation plans not approved by security holders	--	--	--
Total	3,000,000	--	1,595,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2019.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2019 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Douglas Karas - Director 601 21st Street, Suite 300 Vero Beach, FL 32960	60,000	0.18%
Common	Lowell Holden - CFO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	1,097,574	3.36%
Common	Brandon Price - Executive VP & Director 601 21st Street, Suite 300 Vero Beach, FL , 32960	1,272,574	3.90%
Common	Sean Carrick - President, Secretary & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	1,858,144	5.69%
Common	Mark Glassy - 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	4,186,500	12.82%
Common	All directors and executive officers as a group (4 persons)	4,288,292	13.13%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 31, 2019 and March 31, 2018, the Company had $88,000 and zero, respectively due to officers and Directors.

On September 1, 2015, the Company entered into five (5) year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the years ended March 31, 2019 and 2018:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	629,034	1,657,944
Chief Financial Officer	617,346	380,228	997,574
Executive Vice President	617,346	380,228	997,574
Total	2,263,602	1,389,668	3,653,092

In addition, if the officers and directors are removed from the Company, they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Severance per Contract if Terminated
President	$186,000	$250,000
Chief Financial Officer (1)	$132,000	$180,000
Executive Vice President (2)	$84,000	$140,000
Total	$402,000	$570,000

______

(1)	The Chief Financial Officers was paid $101,000 in cash and accrued $31,000 in fees
(2)	The Executive Vice President was paid $34,000 in cash and accrued $50,000 in fees

During the years ended March 31, 2019 the Company paid a consultant and former officer of the Company $23,000 and accrued $7,000 and in 2018 paid the consultant $60,000in consulting fees.

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

	2019	2018
Audit fees	$31,000	$30,500
Audit related fees	-	-
Tax fees	-	-
All other fees	--	--

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

NASCENT BIOTECH INC.
(Registrant)

Dated: July 12, 2019	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2019	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: July 12, 2019	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: July 12, 2019	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

Dated: July 12, 2019	By:	/s/ Brandon Price
Brandon Price, Executive VP Business Development and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

July 12, 2019

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2019	2018
ASSETS
Current assets:
Cash	$131,472	$116,994
Total current assets	131,472	116,994

Total assets	$131,472	$116,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$525,636	$203,373
Due related parties	88,000	--
Total current liabilities	613,636	203,373

Total liabilities	613,636	203,373

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 authorized, 32,646,635 and 27,753,365 issued and outstanding, respectively	32,647	27,754
Additional paid-in capital	12,318,685	11,350,456
Accumulated deficit	(12,833,496)	(11,464,589)
Total stockholders’ equity (deficit)	(482,164)	(86,379)
Total liabilities and stockholders’ equity	$131,472	$116,994

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2019	2018

Revenue	$--	$--

Operating expenses:
General and administrative expense	1,114,942	1,027,141
Research and development	254,006	1,194,629
Income (loss) from operations	(1,368,948)	(2,221,770)

Other income (expense):
Interest income	41	125
Gain on change in fair value of derivative liabilities	--	346
Total other expense	41	471

Net income (loss) before income tax	(1,368,907)	(2,221,299)

Income tax	--	--

Net income (loss)	$(1,368,907)	$(2,221,299)

Net income (loss) per share, basic and diluted	$(0.05)	$(0.09)

Weighted average number of shares outstanding, basic and diluted	30,090,416	25,883,774

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2017	23,292,298	$23,292	$9,953,759	$(9,243,290)	$733,761
Common stock and warrants issued for cash	3,331,598	3,332	1,162,731	--	1,166,063
Common stock issued to related parties for service	570,108	570	141,545	--	142,115
Common stock issued for warrant exercise	514,361	515	44,991	--	45,506
Common stock issued for service	45,000	45	7,275	--	7,320
Option expense	--	--	40,155	--	40,155

Net loss	--	--	--	(2,221,299)	(2,221,299)

Balance at March 31, 2018	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)
Common stock issued for cash	2,277,142	2,277	640,723	--	643,000
Common stock issued to related parties for service	600,418	600	129,936	--	130,536
Common stock issued for warrant exercise	1,665,710	1,666	81,620	--	83,286
Common stock issued for service	350,000	350	77,550	--	77,550
Option expense	--	--	38,400	--	38,400

Net loss	--	--		(1,368,907)	(1,368,907)

Balance at March 31, 2019	32,646,635	32,647	12,318,685	(12,833,496)	(482,164)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2019	2018

Cash flows from operating activities:
Net loss	$(1,368,907)	$(2,221,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	208,436	149,435
Option expense	38,400	40,155
Change in fair value of derivative liabilities	--	(346)
Changes in operating assets and liabilities:
Materials held for research and development with alternative future use	--	769,954
Accounts payable and accrued expenses	322,263	51,720
License agreement liability	--	(14,000)
Due to related parties	88,000	--
Net cash used in operating activities	(711,808)	(1,224,381)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	643,000	1,166,063
Common stock issued for warrants exercised	83,286	45,506
Net cash provided by financing activities	726,286	1,211,569

Net increase (decrease) in cash	14,478	(12,812)
Cash – beginning of year	116,994	129,806
Cash – end of year	$131,472	$116,994

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer. The Company plans to open Phase 1 clinical studies during the third quarter of the calendar year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March31, 2019 did not have any cash equivalents.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project, or expensed as research and development as the material are consumed, or written off if a product is abandoned. At March 31, 2019 and 2018, the Company had zero capitalized associated with materials held with a future alternative use. The cost of these materials is to be expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies. The Company expensed the balance of the product in inventory on March 31, 2018. As of March 31, 2019 the Company no inventory value on the balance sheet.

Materials Held for Research and Development with Future Alternative Use

The Company has incurred costs related to the production of 424 grams of Pritumumab a human mono-clinical antibody. Of the 424 grams, the materials designated for use in the brain cancer clinical trials have been expensed as of March 31, 2017 as research and development. The Company has determined the Pritumumab can be used in its current state in pancreatic, breast and lung cancer trials, none of which have commenced. Under the guidelines of ASC 730-10-25-2, Research and Development, the Company initially capitalized the cost of the material that was not expected be used in the present trials but is available for future alternative use. The capitalize costs is expensed as research and development as the materials are consumed in their use for alternative clinical trials. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies. The Company expensed the balance of the product in inventory on March 31, 2018. As of March 31, 2019 the Company no inventory value on the balance sheet.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2019 and 2018, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2019 and 2018.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2019 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

On May 20, 2014 the Company granted 13,317 common stock warrants for services. The warrants vest immediately, are exercisable at $1.00 per share and expire on May 21, 2017. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The Company estimated the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “gain (loss) on change in fair value of derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2017 using the following key inputs: market price of the Company’s common stock $0.10 to $1.51 per share in 2016 and $0.40 in 2017, volatility of 250% and discount rate of 0.13%. The fair value of the derivative liability was determined to be zero as of March 31, 2018 and due to the expiration of the warrants the ending balance of the derivative liability was zero as of March 31, 2018 and 2019.

The following table summarizes the change in the fair value of the derivative liabilities during the years ended March 31, 2019 and 2018:

Fair value as of March 31, 2017	346
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(346)
Fair value as of March 31, 2018	$--
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	--
Fair value as of March 31, 2019	$--

Recent Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $482,164 and an accumulated deficit of $12,833,496 as of March 31, 2019. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2019:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	629,034	1,657,944
Chief Financial Officer	617,346	380,228	997,574
Executive Vice President	617,346	380,228	997,574
Total	2,263,602	1,389,668	3,653,092

In addition, if the officers and directors are removed from the Company, they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Severance per Contract if Terminated
President	$186,000	$250,000
Chief Financial Officer (1)	$132,000	$180,000
Executive Vice President(2)	$84,000	$140,000
Total	$402,000	$570,000

_______

(1)	The Chief Financial Officers was paid $101,000 in cash and accrued $31,000 in fees
(2)	The Executive Vice President was paid $34,000 in cash and accrued $50,000 in fees

During the year ended March 31, 2018, the Company issued 520,108 shares of common stock to three officers with a fair value of $131,115 for services and compensation.

During the years ended March 31, 2019, the Company paid a consultant and former officer of the Company $23,000 and accrued $7,000 and in 2018 $60,000 in consulting fees.

During the year ended March 31, 2018, the Company issued 50,000 shares of common stock to a director with a fair value of $11,000.

During the year ended March 31, 2019, the Company issued 600,418 shares of common stock to three officers with a fair value of $130,536 for services and compensation

NOTE 5 - LICENSE SETTLEMENT

On October 12, 2017 the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant will forgive all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of March 31, 2019, the consultant’s agreement entitles the consultant to be paid $34,000 through February 28, 2020.

NOTE 6 - COMMON STOCK

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

During the year ended March 31, 2019 the Company issued 1,277,142 shares of common stock to 15 individuals plus 237,747 warrants to eight individuals for $393,000 in cash. The warrants vest immediately and terminate in one year with conversion prices ranging from $0.05-$0.50.

During the year ended March 31, 2019 the Company issued 1,000,000 shares of common stock to one individual for cash of $250,000.

During year ended March 31, 2019 the Company issued 1,665,710 shares of common stock for the exercise of 1,665,710 warrants for cash of $83,286.

During the year ended March 31, 2019 the Company issued 350,000 shares of common stock of the Company to six individuals with a value of $77,900 for service.

During the year ended March 31, 2019 the Company issued 600,418 shares of common stock to three officers of the Company with a value of $130,536 for service.

NOTE 7 - OPTIONS

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

On April 1, 2016, the Company entered a consulting agreement under which the consultant was granted 30,000 options on April 1, 2016. In addition, the consultant received additional option grants of 30,000 options on April 1, 2017 and 40,000 options on April 1, 2018. The options are exercisable into the Company’s common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant.

On July 20, 2016, the Company granted from the 2015 Option Program 300,000 options each to three officers and directors for a total of 900,000 options being granted. The options are exercisable into the Company’s common stock at an exercise price of $0.301 per share and were vested and expensed at the date of issuance. The fair value at date of granted was determined to be $484,205.

On April 1, 2018, the Company granted from the 2015 Option Program 40,000 options to one consultant. The options are exercisable into the Company’s common stock at an exercise price of $0.25 per share and were vested and expensed at the date of issuance. The fair value at date of granted was determined to be $9,991.

During the years ended March 31, 2019 and 2018, the Company expensed an aggregate of $38,400 and $40,155, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is $19,836 as of March 31, 2018 and $497 as of March 31, 2019.

The following sets forth the options granted and outstanding during the years ended March 31, 2019 and 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2017	1,365,000	$0.35	8.88	1,143,000	$36,000
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--
Granted	40,000	0.25	9.00	16,000	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000	$--

NOTE 8 - WARRANTS

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

During the year ended March 31, 2019, the Company issued 237,747 warrants for cash proceeds (Note 6). Each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 to $0.50 per share.

During the year ended March 31, 2019 seventeen individuals exercised 1,665,710 warrants into 1,665,710 shares of common stock for cash of $83,286. As of March 31, 2019, the Company had total outstanding warrants of 237,747.

During the year ended March 31, 2019, 274,084 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2019, was 0.20 years and zero, respectively.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value

Outstanding at March 31, 2017	527,678	$0.11	.84	$128,661
Granted	1,939,794	0.10	--	--
Expired	(13,317)	1.00
Exercised	(514,361)	0.09	--	--
Outstanding at March 31, 2018	1,939,794	$0.09	.38	$333,133
Granted	237,747	0.20	.87	--
Expired	(274,084)	(0.35)	--	--
Exercised	(1,665,710)	0.05	--	--
Outstanding at March 31, 2019	237,747	$0.20	.25	$18,470

As of March 31, 2019 the outstanding exercisable options were 237,747 with expiration dates from March 26, 2019 to July 10, 2019.

NOTE 9 - INCOME TAXES

At March 31, 2019 and 2018, the Company had federal net operating loss carry forwards of approximately $8,395,599 and $7,274,992, respectively, which expire in varying amounts beginning in 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Deferred tax assets:
Net operating loss	$1,763,076	$1,527,748
Less: Valuation allowance	(1,763,076)	(1,527,748)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2019.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2019 and 2018 at 21%.

The parent Company due to its loses has not filed US Corporate tax returns and is subject to examination back to March 31, 2015.

NOTE 10 - MATERIALS HELD FOR RESEARCH AND DEVELOPMENT WITH ALTERNATIVE FUTURE ALTERNATIVE USE

During the year ended March 31, 2015, the Company, through contract manufacturing incurred costs related to the production of 424 grams of Pritumumab (bulk drug substance), a human monoclonal antibody. The product is being produced for use in research and development. In addition to the use in the brain cancer clinical trials, the Company has also determined the Pritumumab can be used in its current state for pancreatic, breast and lung cancer trials, none of which have commenced. Due to the existence of these alternative future uses, the Company has capitalized the cost of these materials not expected to be used in the brain cancer trials. Of the 424 grams being produced, cost of the grams initially expected to be used in the brain cancer trials was expensed as research and development during the year ended March 31, 2015. The amount capitalized by the Company as of March 31, 2016 was $788,412. These capitalized costs will be expensed as research and development as the materials are consumed. During the year ended March 31, 2017, an additional $58,010 was expensed as research and development associated with the portion filled into vials for use in clinical trials leaving. The Company expensed during the year ended March 31, 2018 an additional $234,334 for the additional portion used in the fill and finish which was used for testing and in preparation for clinical trials in brain cancer. As the Company will begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies the Company expensed the balance of the product in inventory on March 31, 2018. As of March 31, 2019 the product carries no value on the consolidated balance sheet of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

During June 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share with a value of $1,072.

On June 14, 2019 the Company issued 50,000 share of common stock to one individual with a value of $9,550 for service.

On June 28, 2019 the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,786.

On July 10, 2019 the Company filed an amended articles of Incorporation designating 1,500,000 shares of preferred stock as Series A Convertible preferred shares convertible into common stock.

On July 11, 2019 an officer and director of the Company advanced the Company $10,000. The advance is on demand and bears no interest.

