Form 10-Q
period 2019-06-30
Nascent Biotech Inc.
filed 2019-08-13
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0612715
(State of Incorporation)	(IRS Employer Identification No.)

6330 Nancy Ridge Dr. Suite 105, San Diego CA	92121
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2019, the Registrant had 33,495,470 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	March 31, 2019

ASSETS
Current assets:
Cash	$5,378	$131,472
Total current assets	5,378	131,472

Total assets	$5,378	$131,472

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$606,344	$525,636
Due to related parties	19,594	88,000
Total current liabilities	625,938	613,636

Total liabilities	625,938	613,636

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 authorized, 33,495,470 and 32,646,635 issued and outstanding, respectively	33,496	32,647
Additional paid-in capital	12,453,178	12,318,685
Accumulated deficit	(13,107,234)	(12,833,496)
Total stockholders’ deficit	(620,560)	(482,164)
Total liabilities and stockholder’ deficit	$5,378	$131,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June30,
	2019	2018
Operating expenses:
General and administrative expense	$244,951	$327,788
Research and development	28,792	111,939
Loss from operations	(273,743)	(439,727)

Other income (expense):
Interest income	5	8
Total other income (expense)	5	8

Net loss	$(273,738)	$(439,719)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	32,855,287	28,164,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2018	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)
Common stock and warrants issued for cash	271,428	271	94,729	--	95,000
Common stock issued to related parties for service	87,788	88	43,807	--	43,895
Common stock issued for warrant exercise	360,714	361	17,674	--	18,035
Common stock issued for service	70,000	70	27,430	--	27,500
Option expense	--	--	9,600	--	9,600

Net loss	--	--	--	(439,719)	(439,719)

Balance at June 30, 2018	28,543,295	28,544	11,543,696	(11,904,308)	(332,068)

Balance at March 31, 2019	32,646,635	32,647	12,318,685	(12,833,496)	(482,164)
Common stock issued related parties for AP settlement	639,536	640	98,360	---	99,000
Common stock issued to related parties for service	137,872	138	25,583	--	25,721
Common stock issued for warrant exercise	21,427	21	1,050	--	1,071
Common stock issued for service	50,000	50	9,500	--	9,550

Net loss	--	--	--	(273,738)	(273,738)

Balance at June 30, 2019	33,495,470	33,496	12,453,178	(13,107,234)	(620,560)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(273,738)	$(439,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,271	71,394
Option expense	--	9,600
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	80,708	155,836
Due to related parties	30,594	22,000
Net cash used in operating activities	(127,165)	(180,889)

Cash flows from financing activities:
Common stock issued for exercise of warrants	1,071	18,036
Proceeds from sale of common stock and warrants	--	95,000
Net cash provided by financing activities	1,071	113,036

Net decrease in cash	(126,094)	(67,853)
Cash -beginning of year	131,472	116,994
Cash -end of period	$5,378	$49,141

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for accrued expenses- related party	$99,000	$--

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

On March 31, 2017 the Company filed its IND submission with the Federal Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018 the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA.

The Company is negotiating with a clinical cancer center to begin clinical trials on brain cancer patients this fall.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2019. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous release’s guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has incurred losses from operations. The Company has no revenue to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of June 30, 2019:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	668,976	1,697,886
Chief Financial Officer	617,346	404,193	1,021,539
Executive Vice President	617,346	404,193	1,021,539
Total	2,263,602	1,477,362	3,740,964

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

During the three month period ended June 30, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,895 for service.

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

On June 28, 2019 the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,721

During the three month period ended June 30, 2019 the Company paid a related party (officer and director) $6,000 of consulting fees in cash and accrued $15,000 of the consulting fees for a total of $21,000.

During the three months period ended June 30, 2019, Company paid a related party and Chairman of the Scientific Board $4,000 of consulting fees in cash and accrued $2,000 of the fees with a total outstanding accrual of $9,000. During the same period in 2018, Company paid a related party and Chairman of the Scientific Board $9,000 in consulting fees and accrued $6,000 of the fees.

As of June 30, 2019 the Company accrued $14,000 of compensation earned but not paid and $5,594 in expenses due to related parties.

NOTE 5 – COMMON STOCK

During the three month period ended June 30, 2018 the Company issued 87,788 shares of common stock to three officers of the Company with a value of $43,895 for service.

During the three month period ended June 30, 2018 the Company issued 360,714 shares of common stock to three warrant holders of the Company with a value of $18,035 for the exercise of 360,714 warrants.

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

During June 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On June 14, 2019 the Company issued 50,000 share of common stock to one individual with a value of $9,550 for service.

On June 28, 2019 the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,721.

NOTE 6– OPTIONS

As of June 30, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the three months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at June 30, 2019	1,405,000	$0.34	6.55	1,397,000	$--

The weighted average remaining life and intrinsic value of the options as of June 30, 2019, was 6.55 years and zero, respectively.

NOTE 7 – WARRANTS

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

During the three months ended June 30, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071. As of June 30, 2019 the Company had a total of 109,276 warrants outstanding.

During the three months ended June 30, 2019 107,044 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2019 was 0.08 years and zero respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(107,044)	(0.05)	--	--
Outstanding at June 30, 2019	109,276	$0.37	0.08	$--

NOTE 8 –COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2019 $50,000 was due for the annual maintenance fee.

NOTE 9 - SUBSEQUENT EVENTS

On July 10, 2019 the Company filed an amended articles of Incorporation designating 1,500,000 shares of preferred stock as Series A Convertible preferred shares convertible into common stock.

As of July 11, 2019 109,276 warrants outstanding expired leaving zero warrant available for conversion.

On July 11, 2019 an officer and director of the Company advanced the Company $10,000. The advance is on demand and bears no interest.

On July 25, 2019 the Company issued 110,000 shares of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares.

On July 26, 2019 the Company repaid the $10,000 advance to the officer and director of the Company.

On August 9, 2019 the Company signed a contract for clinical phase 1 studies with west coast clinic.

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

On March 31, 2017 the Company filed its IND submission with the Federal Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018 the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is in the process of responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA. The Company is negotiating with a cancer center clinic to begin clinical trials.

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2019, and 2018, respectively.

General and administrative expenses for the three month periods ended June 30, 2019 was $244,951 compared to $327,788 in 2018. This decrease in expenses for the three months ended June 30, 2019 over the same period in 2018 was due to a lower cost for IND filing of the Company in 2019.

Research and development expenses for the three month periods ended June 30, 2019 was $28,792 compared to $111,939 in the same period in 2018. This decrease in expenses for the three months ended June 30, 2019 over the same period in 2018 reflected decreased testing required in the filing of the IND with the FDA.

Total other income incurred in the three month periods ended June 30, 2019 was $5, compared to other income of $8 in the same periods in 2018. Other income consisted of interest income from saving account for all periods.

For the three month periods ended June 30, 2019, our net loss was $273,738 compared to a net loss of $439,719 for the same periods in 2018. The difference between the periods relates to lower research and development costs in 2019 along with lower general and administrative costs preparing the IND in 2019 compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2019, the Company had negative working capital of $620,560. Current assets consist of cash of $5,378. Current liabilities as of the same date were $625,938 consisting of accounts payable of which approximately $320,000 was cost overrun on the IND submission.

Net cash used in operating activities in the three months period ended June 30, 2019 was $127,165 compared to net cash used of $180,889 in the same period in 2018. The variance between the same periods in 2019 and 2018 relates mainly to a lower loss in the three months period ending June 30, 2019 over the same period in 2018.

Net cash provided by financing activities for the three months period ended June 30, 2019 was $1,071 compared to $113,036 in the same period in 2018. Cash provided was a result of the conversion of warrants to common stock of $18,036 and from the sale of common stock for $95,000 or the three months period in 2018 and the conversion of warrants in 2019.

As of June 30, 2019, the Company had total assets of $5,378 and total liabilities of $625,938. Stockholders’ deficit as of June 30, 2019 was $620,560. This compares to a stockholders’ deficit of $482,164 as of March 31, 2019. Liabilities increased in 2019 due mainly to an increase in accounts payable during this period versus the same period in 2018 but was partly offset by the conversion by two related parties of $99,000 due the related parties converted to common stock.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the fourth quarter 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2019.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During June 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On June 14, 2019 the Company issued 50,000 share of common stock to one individual with a value of $9,550 for service.

On June 28, 2019 the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,721.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: August 13, 2019	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

