Form 10-Q
period 2019-09-30
Nascent Biotech Inc.
filed 2019-11-18
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019, the Registrant had 33,772,970 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$5,471	$131,472
Total current assets	5,471	131,472

Total assets	$5,471	$131,472

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$676,907	$525,636
Due to related parties	129,710	88,000
Total current liabilities	806,617	613,636

Total liabilities	806,617	613,636

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, 110,000 Series A and none issued and outstanding, respectively	110	--
Common stock, $0.001 par value; 100,000,000 authorized, 33,772,970 and 32,646,635 issued and outstanding, respectively	33,774	32,647
Additional paid-in capital	12,604,060	12,318,685
Accumulated deficit	(13,439,090)	(12,833,496)
Total stockholders’ deficit	(801,146)	(482,164)
Total liabilities and stockholder’ deficit	$5,471	$131,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months
	2019	2018	2019	2018
Operating expenses:
General and administrative expense	$228,667	$298,512	$473,618	$626,300
Research and development	98,861	39,500	127,653	151,439
Loss from operations	(327,528)	(338,012)	(601,271)	(777,739)

Other income (expense):
Interest income	1	14	6	22
Interest expense	(4,329)	--	(4,329)	--
Total other income (expense)	(4,328)	14	(4,323)	22

Net loss	$(331,856)	$(337,998)	$(605,594)	$(777,717)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	33,572,695	29,773,807	33,176,663	28,950,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

	For Three Months Ended September 30, 2018
Balance at June 30, 2018			28,543,295	28,544	11,543,696	(11,904,308)	(332,068)
Common stock issued for warrants	--	--	1,304,996	1,305	63,945	--	65,250
Common stock issued for stock and warrants	--	--	465,714	466	162,534	--	163,000
Common stock issued to related parties for service	--	--	218,852	218	41,363	--	41,581
Option discount	--	--	--	--	9,600	--	9,600

Net loss	--	--	--	--	--	(337,998)	(227,998)

Balance at September 30, 2018	--	--	30,532,857	$30,533	$11,821,138	$(12,242,306)	$(390,635)

	For Six Months Ended September 30, 2018
Balance at March 31, 2018	--	--	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)
Common stock and warrants issued for cash	--	--	737,142	737	257,263	--	258,000
Common stock issued to related parties for service	--	--	306,640	306	85,170	--	85,476
Common stock issued for warrant exercise	--	--	1,665,710	1,666	81,619	--	83,285
Common stock issued for service	--	--	70,000	70	27,430	--	27,500
Option expense	--	--	--	--	19,200	--	19,200

Net loss	--	--	--	--	--	(777,717)	(777,717)

Balance at September 30, 2018	--	--	30,532,857	$30,533	$11,821,138	$(12,242,306)	$(390,635)

	For Three Months Ended September 30, 2019
Balance at June 30, 2019	--	--	33,495,470	33,496	12,453,178	(13,107,234)	(620,560)
Common stock issued for service	--	--	250,000	250	37,500	--	37,750
Common stock issued to related parties for service	--	--	27,500	28	3,492	--	3,520
Preferred shares issued for cash	110,000	110	--	--	109,890	--	110.000

Net loss	--	--	--	--	--	(331,856)	(331,856)

Balance at September 30, 2019	110,000	$110	33,772,970	$33,774	$12,604,060	$(13,439,090)	$(801,146)

	For Six Months Ended September 30, 2019
Balance at March 31, 2019	--	--	32,646,635	32,647	12,318,685	(12,833,496)	(482,164)
Common stock issued related parties for AP settlement	--	--	639,536	640	98,360	---	99,000
Common stock issued to related parties for service	--	--	165,372	166	29,075	--	29,241
Common stock issued for warrant exercise	--	---	21,427	21	1,050	--	1,071
Common stock issued for service	--	--	300,000	300	47,000	--	47,300
Preferred shares issued for cash	110,000	110	--	--	109,890	--	110,000

Net loss			--	--	--	(605,594)	(605,594)

Balance at September 30, 2019	110,000	$110	33,772,970	$33,774	$12,604,060	$(13,439,090)	$(801,146)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(605,594)	$(777,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	76,541	112,976
Option expense	--	19,200
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	151,271	262,434
Due to related parties	140,710	35,000
Net cash used in operating activities	(237,072)	(348,107)

Cash flows from financing activities:
Common stock issued for exercise of warrants	1,071	83,285
Proceeds from the sale of preferred shares for cash	110,000	--
Proceeds from sale of common stock and warrants	--	258,000
Net cash provided by financing activities	111,071	341,285

Net decrease in cash	(126,001)	(6,822)
Cash -beginning of year	131,472	116,994
Cash -end of period	$5,471	$110,172

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for accrued expenses- related party	$99,000	$--

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

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2019. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of September 30, 2019:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	681,476	1,710,386
Chief Financial Officer	617,346	411,693	1,029,039
Executive Vice President	617,346	411,693	1,029,039
Total	2,263,602	1,504,862	3,768,464

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

During the six month period ended September 30, 2018 the Company accrued $32,000 in fees due to officers of the Company.

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

On July 11, 2019 an officer and director of the Company advanced the Company $10,000. The advance was on demand and bears no interest. On July 26, 2019 the Company repaid the $10,000 advance to the officer and director of the Company.

During the six months ended September 30, 2019 the Company issued 165,372 shares of common stock to three officers and a director for service with a value of $29,241.

During the six month period ended September 30, 2019 the Company paid the related parties (three officers and directors) $59,000 in consulting fees in cash and accrued $120,710 of the consulting fees for a total of $179,710. In addition $6,209 in expenses were accrued for the related parties.

During the six months period ended September 30, 2019, Company paid $4,000 plus had an outstanding accrual of $9,000 with a related party and Chairman of the Scientific Board. During the same period in 2018, Company paid the same related party $9,000 in consulting fees and accrued $6,000 of the fees.

NOTE 5 – EQUITY

Preferred Stock

On July 25, 2019 the Company issued 110,000 shares of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares and accumulates 7% interest annually.

Common Stock

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

During the six months period ended September 30, 2019 Company issued 300,000 shares of common stock to two entities with a value of $47,300 for service.

During the six months ended September 30, 2019, the Company issued 165,372 shares of common stock to three officers and a director for service with a value of $29,241.

NOTE 6 – OPTIONS

As of September 30, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the six months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at September 30, 2019	1,405,000	$0.34	6.55	1,397,000	$--

The weighted average remaining life and intrinsic value of the options as of September 30, 2019, was 6.55 years and zero, respectively.

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

During the six months ended September 30, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071. As of September 30, 2019 the Company had a total of 109,276 warrants outstanding.

During the six months ended September 30, 2019 216,320 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2019 was zero.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(216,320)	(0.05)	--	--
Outstanding at September 30, 2019	--	$0.00	0.00	$--

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2019 $100,000 was due for the annual maintenance fee.

NOTE 9 - SUBSEQUENT EVENT

On November 14, 2019 an Officer and Director of the Company advanced the Company $10,000. The advance is on demand and bears no interest.

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

Results of Operations

The Company recorded zero of revenue during the three and six month periods ended September 30, 2019, and 2018, respectively.

General and administrative expenses for the three and six month periods ended September 30, 2019 was $228,667 and $473,618 compared to $298,512 and $626,300 in 2018. This decrease in expenses for the six months ended September 30, 2019 over the same period in 2018 was due to a lower cost for IND filing of the Company in 2019.

Research and development expenses for the three and six month periods ended September 30, 2019 was $98,861 and $127,653 compared to $39,500 and $151,439 in the same period in 2018. This decrease in expenses for the six months ended September 30, 2019 over the same period in 2018 reflected decreased testing required in the filing of the IND with the FDA.

Total other expense incurred in the three and six month periods ended September 30, 2019 was $4,328 and 4,323, compared to other income of $14 and $22 in the same periods in 2018. Other expense consisted of interest expense from preferred shares and payables.

For the three and six month periods ended September 30, 2019, our net loss was $331,856 and $605,594 compared to a net loss of $337,998 and $777,717 for the same periods in 2018. The difference between the periods relates to lower research and development costs in 2019 along with lower general and administrative costs preparing the IND in 2019 compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2019, the Company had negative working capital of $801,146. Current assets consist of cash of $5,471. Current liabilities as of the same date were $806,617 consisting of accounts payable of $676,907 of which approximately $350,000 was cost overrun on the IND submission plus due to related parties of $129,710.

Net cash used in operating activities in the six months period ended September 30, 2019 was $237,072 compared to net cash used of $348,107 in the same period in 2018. The variance between the same periods in 2019 and 2018 relates mainly to a lower loss in the six months period ended September 30, 2019 over the same period in 2018.

Net cash provided by financing activities for the six months period ended September 30, 2019 was $111,071 compared to $341,285 in the same period in 2018. Cash provided was a result of the conversion of warrants to common stock of $1,071 and from the sale of convertible preferred stock for $110,000 in 2019 compared to warrant conversion of $83,285 and the sale of common stock and warrants of $258,000 in the same period in 2018

As of September 30, 2019, the Company had total assets of $5,471 and total liabilities of $806,617. Stockholders’ deficit as of September 30, 2019 was $801,146. This compares to a stockholders’ deficit of $482,164 as of March 31, 2019. Liabilities increased in 2019 due mainly to an increase in accounts payable and due to related parties during this period versus the same period in 2018 but was partly offset by the conversion by two related parties of $99,000 due the related parties converted to common stock.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the fourth quarter 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2019.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months period ended September 30, 2019 Company issued 300,000 shares of common stock to two entities with a value of $47,300 for service.

During the six months ended September 30, 2019, 2019 the Company issued 165,372 shares of common stock to three officers and a director for service with a value of $29,241.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: November 18, 2019	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

