Form 10-Q
period 2019-12-31
Nascent Biotech Inc.
filed 2020-02-11
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-0612715
(State of Incorporation)	(IRS Employer Identification No.)

6330 Nancy Ridge Dr. Suite 105, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(612) 961-5656

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

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

As of February 11, 2020 , the Registrant had 36,160,870 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)

ASSETS
Current assets:
Cash	$1,819	$131,472
Total current assets	1,819	131,472

Total assets	$1,819	$131,472

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$839,798	$525,636
Due to related parties	114,530	88,000
Total current liabilities	954,328	613,636

Total liabilities	954,328	613,636

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized, 110,000 Series A and none issued and outstanding, respectively	110	--
Common stock, $0.001 par value; 100,000,000 authorized, 35,960,870 and 32,646,635 outstanding, respectively	35,961	32,647
Additional paid-in capital	12,820,662	12,318,685
Accumulated deficit	(13,809,242)	(12,833,496)
Total stockholders’ deficit	(952,509)	(482,164)
Total liabilities and stockholder’ deficit	$1,819	$131,472

The accompanying notes are an integral part of these unaudited financial statements.

NASCENT BIOTECH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Consulting	$181,290	$109,846	$494,300	$448,322
General and administrative expense	62,107	121,724	249,625	409,548
Research and development	124,925	25,000	255,578	176,439
Loss from operations	(368,232)	(256,570)	(969,503)	(1,034,309)

Other income (expense):
Interest income	--	5	6	27
Interest expense	(1,920)	--	(6,249)	--
Total other income (expense)	(1,920)	5	(6,243)	27

Net loss	$(370,152)	$(256,565)	$(975,746)	$(1,034,282)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	33,828,331	30,600,054	33,419,628	29,503,095

The accompanying notes are an integral part of these unaudited financial statements.

NASCENT BIOTECH, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

	For Three Months Ended December 31, 2018
Balance at September 30, 2018			30,532,857	30,533	11,821,138	(12,242,306)	(390,635)
Common stock issued for stock and warrants	--	--	540,000	540	134,460	--	135,000
Common stock issued to related parties for service	--	--	66,741	67	11,279	--	11,346
Option discount	--	--	--	--	9,600	--	9,600

Net loss	--	--	--	--	--	(256,565)	(256,565)

Balance at December 31, 2018	--	--	31,139,598	$31,140	$11,976,477	$(12,498,871)	$(491,254)

	For Nine Months Ended December 31, 2018
Balance at March 31, 2018	--	--	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)
Common stock and warrants issued for cash	--	--	1,277,142	1,277	391,723	--	393,000
Common stock issued to related parties for service	--	--	373,272	373	49,657	--	50,030
Common stock issued for warrant exercise	--	--	1,665,710	1,666	81,619	--	83,285
Common stock issued for service	--	--	70,000	70	27,430	--	27,500
Option expense	--	--	--	--	28,800	--	28,800

Net loss	--	--	--	--	--	(1,034,282)	(1,034,282)

Balance at December 31, 2018	--	--	31,139,598	$31,140	$11,976,477	$(12,498,871)	$(491,254)

	For Three Months Ended December 31, 2019
Balance at September 30, 2019	110,000	110	33,772,970	33,774	12,604,060	(13,439,090)	(801,146)
Common stock issued for cash			150,000	150	14850		15,000
Common stock issued for service-related parties	--	--	207,900	207	20,582	--	20,789
Common stock issued to related parties for debt	--	--	1,830,000	1,830	181,170	--	183,000

Net loss	--	--	--	--	--	(370,152)	(370,152)

Balance at December 31, 2019	110,000	$110	35,960,870	$35,961	$12,820,662	$(13,809,242)	$952,509)

	For Nine Months Ended December 31, 2019
Balance at March 31, 2019	--	--	32,646,635	32,647	12,318,685	(12,833,496)	(482,164)
Common stock issued for cash			150,000	15	14,850		15,000
Common stock issued related parties for debt	--	--	2,469,536	2,469	279,530	---	282,000
Common stock issued to related parties for service	--	--	373,272	373	49,657	--	50,030
Common stock issued for warrant exercise	--	---	21,427	21	1,050	--	1,071
Common stock issued for service	--	--	300,000	300	47,000	--	47,300
Preferred shares issued for cash	110,000	110	--	--	109,890	--	110,000

Net loss			--	--	--	(975,746)	(975,746)

Balance at December 31, 2019	110,000	$110	35,960,870	$35,961	$12,820,662	$(13,809,242)	$(952,509)

The accompanying notes are an integral part of these unaudited financial statements.

NASCENT BIOTECH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(975,746)	$(1,034,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – related parties	50,030	96,822
Stock based compensation	47,300	27,500
Option expense	--	28,800
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	314,162	336,186
Due to related parties	308,530	55,000
Net cash used in operating activities	(255,724)	(489,974)

Cash flows from financing activities:
Common stock issued for exercise of warrants	1,071	83,285
Proceeds from the sale of preferred shares for cash	110,000	--
Proceeds from the sale of common stock for cash	15,000	--
Proceeds from sale of common stock and warrants	--	393,000
Net cash provided by financing activities	126,071	476,285

Net decrease in cash	(129,653)	(13,689)
Cash -beginning of year	131,472	116,994
Cash -end of period	$1,819	$103,305

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for accrued expenses- related party	$282,000	$--

The accompanying notes are an integral part of these unaudited financial statements.

NASCENT BIOTECH, INC.

NOTES TO FINANCIAL STATEMENTS

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

On August 9, 2019 the Company signed a contract for clinical phase 1 studies with west coast clinic. The Company received its IRB clearance allowing the opening of clinical trials.

NOTE 2- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim financial statements of the Company for the three and nine months ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2019. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the nine months ended December 31, 2019 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous release’s guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has incurred losses from operations. The Company has no revenue to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of December 31, 2019:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	776,154	1,805,064
Chief Financial Officer	617,346	468,393	1,085,739
Executive Vice President	617,346	468,393	1,085,739
Total	2,263,602	1,712,940	3,976,542

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

During the nine months ended December 31, 2018 the Company paid a related party and Chairman of the Scientific Board $14,000 in consulting fees and accrued $5,000 of the fees. During the nine months period ended December 31, 2019, Company paid $4,000 plus an outstanding accrual of $9,000 to the same individual.

As of December 31, 2018 the Company accrued $55,000 of compensation earned but not paid to related parties.

On July 11, 2019 an officer and director of the Company advanced the Company $10,000. The advance was on demand and bears no interest. On July 26, 2019 the Company repaid the $10,000 advance to the officer and director of the Company.

During the nine months ended December 31, 2019 an officer and director of the Company advanced the Company $37,620, $4,250 in cash and $33,370 in payment of accounts payable bills.

On December 30, 2019, three officers and directors and the chairman of the Scientific Board of the Company converted $282,000 of accrued fees into 2,469,536 shares of common stock at $0.10- $0.1548 per share.

During the nine months ended December 31, 2019, the Company issued 373,272 shares of common stock to three officers and a director for service with a value of $50,030.

During the nine month period ended December 31, 2019 the Company paid the related parties (three officers and directors) $59,000 in consulting fees in cash and accrued $120,710 of the consulting fees for a total of $179,710. In addition $6,209 in expenses were accrued for the related parties.

NOTE 5 – EQUITY

Preferred Stock

On July 25, 2019 the Company issued 110,000 shares at $1.00 per share of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock ($0.25 per share) or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares and accrues 7% interest annually.

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

During the nine months ended December 31, 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On December 11, 2019 the Company issued 150,000 shares of common stock with a value of $15,000 for cash.

During the nine months period ended December 31, 2019 Company issued 300,000 shares of common stock to two entities with a value of $47,300 for service.

On December 30, 2019, three officers and directors and the chairman of the Scientific Board of the Company converted $282,000 of accrued fees into 2,469,536 shares of common stock at $0.10-$0.1548 per share.

During the nine months ended December 31, 2019 the Company issued 373,272 shares of common stock to three officers and a director for service with a value of $50,030.

NOTE 6– OPTIONS

As of December 31, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2019	1,405,000	$0.34	6.05	1,397,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2019, was 6.05 years and zero, respectively.

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

During the nine months ended December 31, 2018, 274,228 warrants expired.

During the nine months ended December 31, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

During the nine months ended December 31, 2019, 216,320 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2019 was zero.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(216,320)	(0.05)	--	--
Outstanding at December 31, 2019	--	$0.00	0.00	$--

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

As of December 31, 2019 $100,000 was due for the annual maintenance fee.

NOTE 9 - SUBSEQUENT EVENT

On December 31, 2019 the Company signed a 7% Convertible note for $161,250 with an OID of $11,250. The note was funded on January 3, 2020. The note matures on July 1, 2020 after which it is convertible into common stock of the Company at 75% of the lowest trading prices 15 days prior to conversion.

On January 3, 2020 the Company repaid an officer and director of the Company $17,679 in advances and expenses for the Company leaving a balance due the officer of $21,500.

On February 3, 2020 the Company issued 200,000 shares of common stock to one individual with a value of $20,000 for cash.

The Company has evaluated subsequent events to determine events occurring after December 31, 2019 through February 11, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Pritumumab is a fully-human monoclonal antibody that has been tested on 249 brain cancer patients and reviewed by the Ministry of Health and Welfare in Japan. The objective of the Phase I and Phase II human clinical trial was to determine the safety of pritumumab in humans and its efficacy in eliminating tumors or reducing tumor size in patients with brain cancer. These clinical trials were conducted at 22 clinical sites within Japan during a 14-year time (1988 to 2002). Except for 17 patients that were treated for a period of four weeks in a Phase I (safety) study (1mg per week dosage), all patients were dosed at 1 mg, either once or twice per week, for 24 weeks, and were evaluated for both safety and efficacy. The sponsor of those trials was the Hagiwara Institute of Health (HIH). Manufacturing of Pritumumab was done by Japan Pharmaceutical Development Company-a pharmaceutical contract manufacturing company, and all pre-clinical development work was performed at HIH. At the end of the Phase II trial, the HIH was approved for expanded Phase III trials in humans; however, the founder of HIH passed away and the clinical development of Pritumumab was suspended. A concern at that time was the ability to manufacture enough pritumumab to continue clinical trials. The product has never been approved for sale in Japan or elsewhere. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or radiation therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1 year and 5% at 5 years. (SEER Registry Data, September 15th, 2016 (Central Brain Tumor Registry of the United States).

On March 31, 2017 the Company filed its IND submission with the US Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018 the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also placed the trial on partial clinical hold, pending receipt of additional requested data. The Company is finalizing the process of responding to additional data requests from the FDA - required additional testing of the product and additional materials to answer specific questions.

Results of Operations

The Company recorded zero of revenue during the three and nine month periods ended December 31, 2019, and 2018, respectively.

General and administrative expenses for the three and nine month periods ended December 31, 2019 was $243,307 and $713,925 compared to $231,570 and $857,870 in 2018. This decrease in expenses for the nine months ended December 31, 2019 over the same period in 2018 was due to a lower cost for IND filing of the Company in 2019 over 2018.

Research and development expenses for the three and nine month periods ended December 31, 2019 was $124,925 and $255,578 compared to $25,000 and $176,439 in the same period in 2018. This increase in expenses for the three and nine months ended December 31, 2019 over the same period in 2018 reflected increased testing required by the FDA as part of the partial clinical trial hold.

Total other expense incurred in the three and nine month periods ended December 31, 2019 was $1,920 and 6,243, compared to other income of $5 and $27 the same periods in 2018. Other expense consisted of interest expense from preferred shares and accounts payables.

For the three and nine month periods ended December 31, 2019, our net loss was $370,152 and $975,746 compared to a net loss of $256,565 and $1,034,282 for the same periods in 2018. The difference between the periods relates to lower general and administrative costs in not preparing the IND in for the nine months in 2019 compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At December 31, 2019, the Company had negative working capital of $952,509. Current assets consist of cash of $1,819. Current liabilities as of the same date were $954,328 consisting of accounts payable of $839,798 of which approximately $350,000 was cost overrun on the IND submission plus due to related parties of $114,530.

Net cash used in operating activities in the nine months period ended December 31, 2019 was $255,724 compared to net cash used of $489,974 in the same period in 2018. The variance between the same periods in 2019 and 2018 relates mainly to a lower loss in the nine months period ended December 31, 2019 over the same period in 2018.

Net cash provided by financing activities for the nine months period ended December 31, 2019 was $126,071 compared to $476,285 in the same period in 2018. Cash provided was a result of the conversion of warrants to common stock of $1,071 and from the sale of convertible preferred stock for $110,000 in 2019 plus the same of common stock for cash of $15,000 compared to warrant conversion of $83,285 and the sale of common stock and warrants of $393,000 in the same period in 2018

As of December 31, 2019, the Company had total assets of $1,819 and total liabilities of $954,328. Stockholders’ deficit as of December 31, 2019 was $952,509. This compares to a stockholders’ deficit of $482,164 as of March 31, 2019. Liabilities increased in 2019 due mainly to an increase in accounts payable and due to related parties during this period versus the same period in 2018 but was partly offset by the conversion by four related parties of $282,000 due the related parties converted to common stock.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the end of the first quarter of the calendar year 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2019.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended December 31, 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On December 11, 2019 the Company issued 150,000 shares of common stock with a value of $15,000 for cash.

During the nine months period ended December 31, 2019 Company issued 300,000 shares of common stock to two entities with a value of $47,300 for service.

On December 30, 2019, three officers and directors and the chairman of the Scientific Board of the Company converted $282,000 of accrued fees into 2,469,536 shares of common stock at $0.10-$0.1548 per share

During the nine months ended December 31, 2019, the Company issued 373,272 shares of common stock to three officers and a director for service with a value of $50,030.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY INFORMATION

None.

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

NASCENT BIOTECH, INC.

Dated: February 11, 2020	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

