Form 10-K
period 2020-03-31
Nascent Biotech Inc.
filed 2020-06-22
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5001940
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6330 Nancy Ridge Dr., Suite 105 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 22, 2020 was 48,270,637. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2019 was 24,493,270 with a market value of $3,135,139. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income, and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is exceedingly difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our, suppliers, management, support staff and professional advisors. Although the Company’s operations are virtual, we depend on numerous third party consultants and contract suppliers so we cannot measure the impact on our operations or financial condition at this point in time.

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”), is actively developing its primary asset, Pritumumab, for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common molecular target. Pritumumab has shown to have positive therapeutic effect at low doses in previous clinical studies in Japan. The Company is exploring the use of Pritumumab in its use against viruses.

Current Business

We are a clinical-stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own a drug candidate, Pritumumab, which we are developing for a group of cancers known as epithelial cancers (which includes lung, breast, colon, brain, and pancreas).

Our initial focus is on patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Our focus is driven primarily by two factors: (1) brain cancer is a reasonably-sized market – especially if one includes metastatic brain cancers - and an unmet need in cancer treatment; and (2) Pritumumab is a monoclonal antibody that has been clinically tested in Phase I and Phase II trials in 249 human brain cancer patients at over 20 clinical sites within Japan during a 14-year time period (1988 to 2002). An issue at that time was the ability to manufacture enough Pritumumab to continue clinical trials, since it was manufactured using a human hybridoma (the technology at the time). The product was never approved for sale in Japan or elsewhere.

Currently, therapeutic strategies, include the use of the chemotherapy drug Temodar®, surgery, or radiation to treat this cancer. Even when removed, many brain tumors come back within one-year post-surgery. With current standards of care, only 58% of all brain cancer patients will live past the first year after diagnosis, and with certain types of brain cancer, for example, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies, we believe that Pritumumab may offer an advantage over existing treatments. Nascent has solved the manufacturing problem by re-engineering antibody production into the most commonly used system today – CHO cells – by a prominent contract manufacturing organization. Pritumumab works by binding to a molecule on the outer surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin). This particular target, referred to generally as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

Data from the Japanese clinical studies of Pritumumab (primarily late-stage glioblastoma and malignant astrocytoma patients) demonstrated clear bioactivity with tumor shrinkage–as measured by a standard formulary from MRI and X-ray imaging. Additionally, it is worth noting that dosages administered to Japanese patients were significantly lower than commonly administered today with anti-cancer antibodies. Nascent’s human clinical trials will cover a higher dosage range. Additionally, data submitted to the MHW also suggested a manageable and predictable safety profile. Of the 126 patients evaluated for safety, only 14 showed adverse events, 8 of which were judged to be possibly caused by administration of Pritumumab, and all of which resolved over time. There were no serious adverse events noted.

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

The Company filed an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”) for Phase I clinical trials on March 31, 2017. The FDA placed the submission on clinical hold requesting more data and clarification of some parts of the submission. On March 31, 2018, the Company amended its IND filing and, again, was not cleared to begin clinical trials by the FDA. On December 7, 2018, the Company received FDA clearance to begin clinical trials with its first drug product lot, but left the Company on partial clinical hold for the bulk substance lot.

In December of 2019, the Company had a second drug product lot manufactured, and it in the process of having that material qualified through a stability study. On May 6, 2019, the Company filed a submission with the FDA to gain complete release of the partial clinical hold. The Company has a contract and received IRB clearance with a clinic in Newport Beach CA to begin clinical trials. The Company plans to commence the Phase I clinical trials during the third quarter of the calendar year.

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

Since the advent of the COVID-19 pandemic, it has been brought to our attention that cell-surface vimentin may be a marker that the SARS-Cov-2 virus uses to “recognize” and infect target cells. If so, employing Pritumumab, or a suitable fragment (for example, the scFv fragment), might be a viable treatment for an individual that is infected by the virus. Accordingly, Nascent has contracted with a contract research organization to test Pritumumab as a potential blocking agent for SARS-Cov-2 infection.

Additionally, Nascent has signed a research agreement to develop a vaccine for COVID-19 with Manhattan BioSolutions. This approach will be using the BCG Bacteria. This bacterium is currently being used as a treatment for Bladder Cancer and Tuberculosis.

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

Advantages of Pritumumab

Based on pre-clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments that are used in the treatment of patients’ brain malignancies and other various forms of cancer. The antibody utilizes a fully human, natural approach which we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies, radiation and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, such as chemotherapy, radiation, or surgery, which can be devastating and life threatening in and of themselves.

Disadvantages of Pritumumab

Given the low survival rates for current standard therapy in brain cancer, both in percentage and type, and the general safety associated with monoclonal antibodies currently approved in the United States for a variety of therapeutic indications, we believe that there are no disadvantages of Pritumumab to current therapy.

Development Plan

We will initiate a US-based clinical trial of pritumumab in patients with brain cancer in the third calendar quarter of 2020. In this trial, we also plan to further investigate the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I trial is also planned as multiple ascending dose study employing significantly higher doses to test for safety and improved efficacy.

We believe we can complete the Phase I and Phase II studies indicated above within a period of about 48 months and for a total cost of less than $26 million dollars. This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

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

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods, and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information, and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors–Risks Related to Our Intellectual Property.” Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.”

We will depend upon the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants, and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and inventions for which patents may be difficult to obtain or enforce, we will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors, and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries, and inventions important to our business.

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

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop products, complete pre-clinical testing, clinical trials, and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement, and patent position.

Government Regulation

United States–FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs) or Biologics License Applications (BLAs), warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. In the case of Pritumumab, it is a biologic drug and the appropriate route for approval will be to submit a BLA.

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

The development and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and determine appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

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

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop and validate methods for testing the quality, purity, and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

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

The testing and approval process requires substantial time, effort, and financial resources. The agency reviews the application and may deem it to be inadequate to support the registration, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.

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

The FDA may deny approval of a BLA by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, pre-clinical studies, or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Alternatively, approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution, or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved BLA are required to: (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including recall of the product from the market or withdrawal of approval of the BLA for that drug.

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

In the European Economic Area, or EEA (which is comprised of the 27 member states of the EU, or Member States, plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from 8 years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one year period of marketing exclusivity is possible if during the data exclusivity period (the first 8 years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological, and clinical data for a period of 8 years. After 8 years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until 2 years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the 8 year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial.

Pricing and Reimbursement

In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payers such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our products for formulary coverage and reimbursement. Even with studies, our products may be considered less safe, less effective, or less cost-effective than existing products, and third-party payers may not provide coverage and reimbursement for our product candidates, in whole or in part.

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

Political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes:

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

Sales and Marketing

We currently have no marketing, sales, or distribution capabilities. We do, however, have worldwide commercialization rights for our drug candidates. In order to commercialize any of our drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to develop the necessary marketing, sales, and distribution capabilities.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there is an increasing number of state laws that require manufacturers to provide reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

Risks Related to our Business

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our, suppliers, management, support staff and professional advisors. As the Company’s operations, are virtual and depends on numerous third party consultants, we cannot measure the impact on our operations or financial condition at this point in time.

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

The Company, once its product(s) make it to market, may be subject to product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on our business and reputation and on our ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income, or exposure to other claims. The Company will attempt to obtain sufficient product liability insurance but may not be able to obtain such coverage or obtain sufficient coverage to product itself completely from said potential claims. Product liability claims could have a material adverse effect on our profitability and financial condition.

We have a limited operating history and are not profitable and may never become profitable.

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2020 was $16,837,649. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our audited financial statements for the year ended March 31, 2020 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2014 and do not have a history of earnings except for the year ended March 31, 2017. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors;
•	additions or departures of key personnel.
•	the Company’s ability to execute its business plan.
•	operating results that fall below expectations.
•	loss of any strategic relationship.
•	industry developments.
•	economic and other external factors; and,
•	period-to-period fluctuations in the Company’s financial results.

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

The Company authorize a class of Series A convertible non-voting preferred stock with rights and preferences superior to those of the common stockholders and which might contain provisions giving them priority over the rights of the common stockholders. Any such class of preferred stock may result in substantial dilution to our common stockholders and have an adverse effect on any trading market for our common stock.

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

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2020	0.33	0.08
December 31, 2019	0.21	0.05
September 30, 2019	0.21	0.11
June 30, 2019	0.21	0.11
March 31, 2019	0.18	0.15
December 31, 2018	0.32	0.15
September 30, 2018	0.38	0.20
June 30, 2018	0.36	0.25

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders

There were approximately 152 holders of record of our common stock. As of such date, common shares were issued and outstanding.

Our transfer agent is Transfer Online, Inc. Its mailing address is 512 SE Salmon Street, Portland, OR, 97214 and its telephone number is (503) 227-2950.

Equity Compensation Plans

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) which was amended in the year ending March 31, 2020 under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine.

We currently have 1,405,000 options issued and outstanding under our 2015 Stock Option Plan (amended March 9, 2020) which have been granted to three key officers and directors and plus three consultants.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2020.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Preferred Stock

On July 10, 2019, the Company filed an amended articles of Incorporation designating 1, 500,000 shares of preferred stock as Series A Convertible preferred shares convertible into common stock.

On July 25, 2019, the Company issued 110,000 shares at $1.00 per share of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock ($0.25 per share) or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares and accrues 7% interest annually.

During the year ended March 31, 2020 the Company redeemed 50,000 preferred shares for 757,142 shares of common stock.

Common Stock

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

For the year ended March 31, 2020, three officers and directors and the chairman of the Scientific Board of the Company converted $293,320 of accrued fees into 2,469,536 shares of common stock at $0.10-$0.17 per share.

During the year ended March 31, 2020 the Company issued 1,350,000 shares of common stock with a value of $115,000 for cash.

During the year ended March 31, 2020 the Company issued 1,345,422 shares of common stock to three officers and a director for service with a value of $176,422.

During the year ended March 31, 2020, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

During the year ended March 31, 2020 the Company issued 6,300,000 shares of common stock with a value of $927,300 for service.

During the year ended March 31, 2020 the Company issued 757,142 share of common stock for the conversion of 50,000 shares of preferred shares.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2020 and March 31, 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2020 and 2019, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2019 were $1,368,948 including research and development costs of $254,006 and general and administrative expenses of $1,114,942 compared to the year ended March 31, 2020 in which our operating expenses were $3,447,311 with research and development costs of $293,709 and general and administrative costs of $3,153,602, representing increase of $2,078,363 in operating expenses in fiscal 2020 over 2019.

Other income totaled $41 for the year ended March 31, 2019 compared to other expense of $556,848 consisting of interest expense of $86,632 and a loss in fair value of $470,216 for the same period in 2020.

Revenue, Net Income and Loss

The Company recorded no revenues for the years ended March 31, 2020 and 2019.

Our net loss for the year ended March 31, 2019 was $1,368,907 compared to a net loss of $4,004,153 during the year ended March 31, 2020. The increase in net loss is due to higher general and administrative costs specifically stock based compensation cost in 2020 over 2019.

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

Liquidity and Capital Resources

At March 31, 2019, we had cash of $131,472 as compared to $3,218 in cash at March 31, 2020. Our accounts payable and accrued expense at March 31, 2019 was $525,636 consisting of $510,636 in accounts payable and $15,000 in accrued expense as compared to $852,664 in accounts payable as of March 31, 2020 consisting of accounts payable of $738,778, accrued consulting of $97,500 and accrued interest of $16,386 .

We have no revenues to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2019, consisted of $131,472 in cash as compared to total current assets of $3,218 in cash as of March 31, 2020. The decrease in current assets was due to the lack of funding during the year ended March 31, 2020.

Our total current liabilities as of March 31, 2019 were $613,636 as compared to total current liabilities of $2,878,922 as of March 31, 2020 The increase in current liabilities was primarily attributed to due related parties of $1,283,607 for accrual of amounts due per contract, derivative liability of $603,836 verse none in 2019 and notes payable for convertible note of $88,815 net of discount and note payable of $50,000

As of March 31, 2019, the Company’s negative working capital was $482,164 compared to negative working capital of $2,875,704 as of March 31, 2020. The increase in negative working capital of $2,396,758 from 2019 to 2020 can be attributed to additional costs with the convertible debt fair value valuation of $603,836 , increase payables and accrued expenses of $327,028 and the increase of accrual due related parties of $1,195,607.

Cash Flows

Operating Activities

Cash used in operating activities was $711,808 for the fiscal year ended March 31, 2019 compared to cash used in operating activities of $554,325 for the fiscal year ended March 31, 2020. The decrease in cash used in operating activities is attributed mainly to increased stock based compensation, the change in fair value of the derivative liability and accrual of amounts due related parties plus increased accounts payable in 2020 over 2019

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2020 and 2019.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2019 was $726,286, compared to $426,071 for the fiscal year ended March 31, 2020. The cash provided by financing activities is due to the sale of common stock of $115,000, sale of preferred shares for $110,000, proceeds from convertible note of $150,000, proceeds from note payable of $50,000, and conversion of warrants of $1,071 in 2020 compared to the sale of common stock and warrants of $643,000and the exercise of warrants of $83,286 for the same period in 2019

Cash Requirements

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2020, our company has accumulated deficit of $16,837,649 and a working capital deficit of $2,875,704. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital requirements noted below in their report on the financial statements for the year ended March 31, 2020, our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $26,000,000 to enable us to proceed with our plan of operations, including completion of our phase 1 and phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

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

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Changes in Registrant’s Certifying Accountant

On December 9, 2019, Nascent Biotech, Inc. Board of Directors dismissed Malone Bailey, LLP as the Company’s independent registered public accounting firm.

The reports of Malone Bailey on the Company’s financial statements as of and for the fiscal years ended March 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Malone Bailey report on the Company’s financial statement during the past two years contained a going concern statement raising substantial doubt on the Company ability to continuing as a going concern. Malone Bailey has also raised the concern of material weakness in the controls of the Company.

On December 10, 2019, the Company appointed Fruci & Associates II, PLLC (“Fruci & Associates”), as its independent registered public accounting firm. During the Company’s most recent fiscal year end and any subsequent interim period preceding the engagement of Fruci & Associates, neither the Company nor anyone acting on our behalf, has consulted with Fruci & Associates regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and Fruci & Associates as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2020 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	52	July, 2014
Doug Karas	Independent Director	55	April, 2016
Lowell Holden	Chief Financial Officer and Director	77	July, 2014
Brandon Price	Executive VP Business Development and Director	71	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting, and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and director of EMR Technology, Chief Executive Officer and director of PTS, Inc (PTSH) and President. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

Dr. Brandon Price - Executive Vice President, Business Development and Director- Dr. Price has more than 30 years in the biopharmaceutical industry. Recently he co-founded Biogenin, a Mexican company that licenses, develops, and registers human and veterinary products (pharmaceuticals, diagnostics, and medical devices) for Latin American markets. Dr. Price has been CEO of five biotechnology start-ups (plant transgenic expression systems, stem cell therapies, chemical cancer drugs, synthetic vaccines, and contract biologics manufacturing), and has held senior management positions at Cardinal Health and Ortho Diagnostic Systems (a Johnson & Johnson company). In addition, he co-founded the Institute for Cell Analysis at the University of Miami (FL), and the International Center for Entrepreneurial Excellence at the University of Guadalajara. He has served as Board Chair of the Virginia Biotechnology Association, Maryland’s counterpart, MdBIO, and was named 2001 Biotechnology Leader of the Year in Virginia. He currently sits on the board of directors of four companies, and is the Ben J. Rogers Chair in Entrepreneurial Studies at Lamar University (Beaumont, TX). Presently, he is Visiting Professor at the Panamerican University School of Business (Guadalajara, Mexico) where he teaches the course “Entrepreneurism and Business Planning for Innovation Driven Companies”. He holds the B.S. and Ph.D. degrees in Biophysics from the University of Michigan in Ann Arbor and is the author of more than 50 articles in the scientific and business literature. Mr. Price served as President of GalenBio, Inc from 2007 through 2012. Mr. Price was associated with Falcon Ridge Associates, Inc from 2005 through 2013, was the cofounder, President and director of Biogenin SAPI de CV from 2012 to today, is a co-founder and CEO of Ethicann Pharmaceuticals (Toronto, Canada), and has been a Director and Executive Vice President of Nascent Biotech, Inc since 2014.

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

Douglas J. Karas – Independent Director - Douglas J. Karas served as Vice President, Performance Analysis, and Investment Risk for Franklin Templeton Companies LLC. Mr. Karas is responsible for investment Regulatory Governance, GIPS® Compliance, Fund Board, Sales and Marketing support. Mr. Karas brings cross-functional leadership and collaboration with a strong customer service focus at all organizational levels. Mr. Karas is an Affiliate member of the Tampa Bay CFA Society. Mr. Karas has been with Franklin Templeton Investments for 18 years. Prior to this position, he was the director- Financial Business Processes & Systems and was responsible for the firm’s corporate finance applications including treasury, accounting, corporate and fund taxation and corporate development and planning. He has extensive operations management, consulting, risk and regulatory compliance, re-engineering, project management, and system development experience. Previous positions with Franklin Templeton include senior manager financial operations, manager financial program management office and manager treasury accounting control compliance. Mr. Karas’ experience cuts across operations and applications and he has exposure to treasury cash, deal and risk; revenue calculations and recognition; external and internal financial reporting (including 10-K/10-Q, Business Line Profitability, Transfer Pricing and Fund Profitability), financial instruments (dollar rolls, derivatives, ABS and MBS- Security set-up and Maintenance, Pricing, Revenue Recognition, etc.); and Procedures of Portfolio Managers and Investment Advisors in accordance with the Securities Act of 1933 and 1934, Investment Company and Investment Advisor Acts of 1940. Prior to joining Franklin Templeton, Mr. Karas held positions with Transamerica Life Companies and Federated Investors. Mr. Karas graduated with a B.S. in business, accounting from the University of Pittsburgh and is a Certified Public Accountant.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2020.

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

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation, or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees, and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation cash and accrual for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

					Long-term compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)	Total Compensation

Brandon Price (2)	2020	140,000	-	-	45,571	-	-	-	185,571
Executive VP Business Development -	2019	84,000	-	-	-	-	-	-	84,000
Director	2018	63,000	-	-	-	-	-	-	63,000

Sean Carrick (3)	2020	250,000	-	-	75,952	-	-	-	325,952
President-Director	2019	186,000	-	-	-	-	-	-	186,000
	2018	151,000	-	-	-	-	-	-	151,000

Lowell Holden (1)	2020	180,000	-	-	45,751	-	-	-	225,751
CFO, Director	2019	132,000	-	-	-	-	-	-	132,000
	2018	104,000	-	-	-	-	-	-	104,000

Douglas Karas,	2020	-	-	-	9,327	-	-	-	9,327
Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

For the year ended March 31, 2020:

(1)  The Chief Financial Officer was paid $29,000 in cash and accrued $151,000 in fees

(2)  The Executive Vice President was paid $6,000 in cash and accrued $134,000 in fees

(3)  The President and Chief Executive Officer was paid $105,000 and accrued $145,000 in fees

As of March 31, 2020, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

We have adopted a 2015 Stock Option Plan (the “2015 Plan”) under which we are authorized to issue up to a maximum of 1,500,000 incentive stock options and non-qualified stock options to our directors, officers, employees, and consultants. The 2015 Plan was approved by our stockholders. On March 8, 2020, the Board of Director under their authorization of the Bylaws of the Company increased the authorized options to 10,000,000. The 2015 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The Board of Directors administer the 2015 Plan.

As of March 31, 2020, the Company has 1,405,000 options issued and outstanding under our Stock Option Plan which have been granted to three officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2020:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	375,000
Brandon Price	Officer and Director	375,000
Lowell Holden	Officer and Director	375,000
Employees and consultants as a group	--	280,000
Total		1,405,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	10,000,000	--	8,595,000
Equity compensation plans not approved by security holders	--	--	--
Total	10,000,000	--	8,595,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2020.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2020 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Douglas Karas - Director 601 21st Street, Suite 300 Vero Beach, FL 32960	110,000	0.23%
Common	Lowell Holden - CFO & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	3,552,217	7.36%
Common	Brandon Price - Executive VP & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	3,646,498	7.55%
Common	Sean Carrick President, Secretary & Director 601 21st Street, Suite 300 Vero Beach, FL 32960	2,657,016	5.50%
Common	Mark Glassy - 5% shareholder 601 21st Street, Suite 300 Vero Beach, FL 32960	4,276,500	8.86%
Common	All directors and executive officers as a group (4 persons)	9,965,831	20.64%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 1, 2015, the Company entered into five (5) year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts during the year ended March 31, 2020:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	1,218,084	2,246,994
Chief Financial Officer	617,346	733,553	1,350,899
Executive Vice President	617,346	733,553	1,350,899
Total	2,263,602	2,685,190	4,948,792

In addition, if the officers and directors are removed from the Company, they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Compensation per Contract for Fiscal Year
President (3)	$186,000	$250,000
Chief Financial Officer (1)	$132,000	$180,000
Executive Vice President (2)	$84,000	$140,000
Total	$402,000	$570,000

For the year ended March 31, 2020:

(1) The Chief Financial Officer was paid $29,000 in cash and accrued $151,000 in fees

(2) The Executive Vice President was paid $6,000 in cash and accrued $134,000 in fees

(3) The President and Chief Executive Officer was paid $105,000 and accrued $145,000 in fees

For the year ended March 31, 2019:

(1) The Chief Financial Officer was paid $101,000 in cash and accrued $31,000 in fees

(2) The Executive Vice President was paid $34,000 in cash and accrued $50,000 in fees

During the year ended March 31, 2020 the Company accrued all unpaid compensation during the term of their employment agreements. This amount included the amount of severance pay less the actual cash amount paid.

During the years ended March 31, 2019, the Company paid a consultant and former officer of the Company $23,000 and accrued $7,000 in consulting fees.

During the year ended March 31, 2019, the Company issued 600,418 shares of common stock to three officers with a fair value of $130,536 for services and compensation.

As of March 31, 2019, the Company had $88,000 due to officers and directors.

On December 30, 2019, three officers and directors and the chairman of the Scientific Board of the Company converted $293,320 of accrued fees into 2,469,536 shares of common stock at $0.10- $0.1725 per share.

During the year ended March 31, 2020 an officer and director of the Company advanced the Company $37,620, $4,250 in cash and $33,370 in payment of accounts payable bills. As of March 31, 2020 the officer and director is owed $21,876.

During the year ended March 31, 2020, the Company issued 1,345,522 shares of common stock to three officers and a director for service with a value of $176,422.

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

We currently act with four directors, consisting of Brandon Price, Lowell Holden, Doug Karas and Sean Carrick. We have a standing but not independent audit committee except for our one independent director, Doug Karas , but not a standing compensation or nominating committee, for which our entire board of director’s act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following tables present for the fiscal year ending March 31, 2019 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey LLP:

	2020	2019
Audit fees	$--	$31,000
Audit related fees	-	-
Tax fees	-	-
All other fees	--	--

The following table presents for the fiscal year March 31, 2020 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2020	2019
Audit fees	$13,750	$--
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

The Company’s audit committee reviews the engagement between the registered public accounting firm and its fees charged to the Company. It is the Company’s police to review the costs charged by the audit firm and approve all costs before the engagement plus any changes during the engagements.

The Company has not scheduled a shareholders meeting pertaining to the year ended March 31, 2020 so shareholders may not be able to address questions to any representative of the principal accounting firm.

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

NASCENT BIOTECH INC.
(Registrant)

Dated: June 22, 2020	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 22, 2020	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: June 22, 2020	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: June 22, 2020	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

Dated: June 22, 2020	By:	/s/ Brandon Price
Brandon Price, Executive VP Business Development and Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nascent Biotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nascent Biotech Inc. (“the Company”) as of March 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, a working capital deficit, and does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since December 2019.

Spokane, Washington

June 22, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nascent Biotech, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2019 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

July 12, 2019

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2020	2019
ASSETS
Current assets:
Cash	$3,218	$131,472
Total current assets	3,218	131,472

Total assets	$3,218	$131,472

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$852,664	$525,636
Convertible note- net of discount	88,815	--
Derivative liability	603,836	--
Note payable	50,000	--
Due related parties	1,283,607	88,000
Total current liabilities	2,878,922	613,636

Total liabilities	2,878,922	613,636

Commitments and Contingencies	--	--

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, 60,000 Series A and zero issued and outstanding, respectively	60	--
Common stock, $0.001 par value, 100,000,000 authorized, 44,890,262 and 32,646,635 issued and outstanding, respectively	44,890	32,647
Additional paid-in capital	13,916,995	12,318,685
Accumulated deficit	(16,837,649)	(12,833,496)
Total stockholders’ equity (deficit)	(2,875,704)	(482,164)
Total liabilities and stockholders’ equity	$3,218	$131,472

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2020	2019

Revenue	$--	$--

Operating expenses:
Consulting expense	2,832,672	667,437
General and administrative expense	320,930	447,505
Research and development	293,709	254,006
Income (loss) from operations	(3,447,311)	(1,368,948)

Other income (expense):
Interest income	6	41
Interest expense	(86,632)	--
Loss on change in fair value of derivative liabilities	(470,216)	--
Total other expense	(556,848)	41

Net income (loss) before income tax	(4,004,153)	(1,368,907)

Income tax	--	-

Net income (loss)	$(4,004,153)	$(1,368,907)

Net income (loss) per share, basic and diluted	$(0.12)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	34,392,716	30,090,416

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2020 AND 2019

							Total
	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2018	--	$--	27,753,365	$27,754	$11,350,456	$(11,464,589)	$(86,379)
Common stock issued for cash	--	--	2,277,142	2,277	640,723	--	643,000
Common stock issued to related parties for service	--	--	600,418	600	129,936	--	130,536
Common stock issued for warrant exercise	--	--	1,665,710	1,666	81,620	--	83,286
Common stock issued for service	--	--	350,000	350	77,550	--	77,550
Option expense	--	--	--	--	38,400	--	38,400

Net loss	--	--	--	--	--	(1,368,907)	(1,368,907)

Balance at March 31, 2019	--	--	32,646,635	32,647	12,318,685	(12,833,496)	(482,164)
Common stock issued for cash	--	--	1,350,000	1,350	113,650	--	115,000
Common stock issued for service	--	--	6,300,000	6,300	921,000	--	927,300
Common stock issued to related parties for service	--	--	1,345,522	1,345	175,077	--	176,422
Common stock issued for the conversion of preferred shares	(50,000)	(50)	757	757	(707)	--	--
Common stock issued for warrant exercise	--	--	21,427	21	1,050	--	1,071
Common stock issued accrued payables – related party	--	--	2,469,536	2,470	290,850	--	293,320
Preferred shares issued	110,000	110	--	--	109,890	--	110,000
Financing cost	--	--	---	-	(12,500)	--	(12,500)

Net loss	--	--	--	--	--	(4,004,153)	(4,004,153)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2020	2019

Cash flows from operating activities:
Net loss	$(4,004,153)	$(1,368,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	927,300	208,436
Stock based compensation- related parties	176,422
Option expense	--	38,400
Change in fair value of derivative liabilities	470,216	--
Debt discount	61,185	--
Financing cost	(1,250)	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	327,028	322,263
Due to related parties	1,488,927	88,000
Net cash used in operating activities	(554,325)	(711,808)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	--	643,000
Proceeds from the sale of common stock	115,000	--
Proceeds from convertible note	150,000	--
Proceeds from notes payable	50,000
Proceeds from the issuance of preferred shares	110,000	--
Common stock issued for warrants exercised	1,071	83,286
Net cash provided by financing activities	426,071	726,286

Net increase (decrease) in cash	(128,254)	14,478
Cash – beginning of year	131,472	116,994
Cash – end of year	$3,218	$131,472

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON MONETARY TRANSACTIONS
Common stock issued for payables – related parties	$282,000	$--
Common stock issued for retiring preferred shares	$757	$--

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer. The Company has contracted to open Phase 1 clinical studies during the third quarter of this calendar year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March 31, 2020 did not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended March 31, 2020. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project, or expensed as research and development as the material are consumed, or written off if a product is abandoned. At March 31, 2019 and 2020, the Company had zero capitalized associated with materials held with a future alternative use. The cost of these materials is to be expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2019 and 2020, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2019 and 2020.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2020 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Level 1– Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2– Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3– Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes the change in the fair value of the derivative liabilities during the years ended March 31, 2020 and 2019:

Fair value as of March 31, 2018	$--
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	--
Fair value as of March 31, 2019	$--
Additions at fair value	133,620
Transfers in (out) of Level 3	--
Change in fair value	470,216
Fair value as of March 31, 2020	$603,836

Recent Accounting Pronouncements Stock-Based Compensation

In June 2018, the FASB issued an ASU that expanded the scope of Topic 718, Compensation–Stock Compensation, to include share-based payments to nonemployees in exchange for goods and services. That ASU substantially aligned the accounting for share-based payments to nonemployees and employees. However, it required share-based payments to nonemployee customers to be accounted for under Topic 606, Revenue from Contracts with Customers, as a reduction of revenue, similar to other sales incentives To address diversity in these areas, the new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. ASU No. 2019-08 is effective for entities that have not yet adopted the amendments in ASU No. 2018-07, the amendments in ASU No. 2019-08 are effective for public business entities in fiscal years beginning after December 15, 2019. As the Company has no revenue, this pronouncement will not have any effect on the financial statements.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $2,875,704 and an accumulated deficit of $16,837,649 as of March 31, 2020. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered into five year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2020:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	1,218,084	2,246,994
Chief Financial Officer	617,346	733,553	1,350,899
Executive Vice President	617,346	733,553	1,350,899
Total	2,263,602	2,685,190	4,948,792

In addition, if the officers and directors are removed from the Company, they are entitled to receive a cash severance payment per annum for each year of the term of the contract less salary payments received to date of termination. The table below sets forth the annual salary and annual severance amounts per the contracts:

Officer and Director	Annual Compensation Paid for Fiscal Year	Annual Compensation per Contract for Fiscal Year
President (3)	$186,000	$250,000
Chief Financial Officer (1)	$132,000	$180,000
Executive Vice President (2)	$84,000	$140,000
Total	$402,000	$570,000

For the year ended March 31, 2020:

(1) The Chief Financial Officers was paid $29,000 in cash and accrued $151,000 in fees

(2) The Executive Vice President was paid $6,000 in cash and accrued $134,000 in fees

(3) The President and Chief Executive Officer was paid $105,000 in cash and accrued $145,000 in fees.

During the years ended March 31, 2019, the Company paid a consultant and former officer of the Company $23,000 and accrued $7,000 in consulting fees.

During the year ended March 31, 2019, the Company issued 600,418 shares of common stock to three officers with a fair value of $130,536 for services and compensation

During the year ended March 31, 2020, three officers and directors and the chairman of the Scientific Board of the Company converted $293,320 of accrued fees into 2,469,536 shares of common stock at $0.10- $0.1725 per share.

As of March 31, 2019, the Company had $88,000 due to officers and directors.

During the year ended March 31, 2020 an officer and director of the Company advanced the Company $37,620, $4,250 in cash and $33,370 in payment of accounts payable bills. As of March 31, 2020 the officer and director is owed $21,876.

During the year ended March 31, 2020, the Company issued 1,345,522 shares of common stock to three officers and a director for service with a value of $176,422.

For the year ended March 31, 2020 the Company paid the related parties (three officers and directors) $140,000 in consulting fees in cash and accrued $430,000 of the consulting fees for a total of $570,000. In addition $26,226 in expenses were accrued for the related parties.

During the year ended March 31, 2020 the Company accrued an additional $854,926 in fees for three officers and directors for the difference of the amount they received or accrued and the amount required per their employment contracts from the inception of the contracts for a balance due related parties of $1,283,607 as of March 31, 2020 compared to $88,000 for the same period in 2019.

NOTE 5 - LICENSE SETTLEMENT

On October 12, 2017, the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of March 31, 2020, the consultant is owed $25,000 .

NOTE 6 - EQUITY

Preferred Stock

On July 10, 2019, the Company filed an amended articles of Incorporation designating 1,500,000 shares of preferred stock as Series A non-voting Convertible preferred shares convertible into common stock at four shares of common for each one share of preferred.

On July 25, 2019, the Company issued 110,000 shares at $1.00 per share of series A convertible preferred to one entity with a value of $110,000 for cash. As part of the issuance, the Company incurred a fee of $12,500 which was offset against paid in capital. Each share of series A preferred is convertible after 180 days to four shares of common stock ($0.25 per share) or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares and accrues 7% interest annually.

During the year ended March 31, 2020, the Company redeemed 50,000 preferred shares for 757,142 shares of common stock

Common Stock

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

During the year ended March 31, 2020, three officers and directors and the chairman of the Scientific Board of the Company converted $293,320 of accrued fees into 2,469,536 shares of common stock at $0.10-$0.17 per share.

During the year ended March 31, 2020 the Company issued 1,350,000 shares of common stock with a value of $115,000 for cash.

During the year ended March 31, 2020 the Company issued 1,345,422 shares of common stock to three officers and a director for service with a value of $176,422.

During the year ended March 31, 2020, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

During the year ended March 31, 2020 the Company issued 6,300,000 shares of common stock with a value of $927,300 for service.

During the year ended March 31, 2020 the Company issued 757,142 share of common stock for the conversion of 50,000 shares of preferred stock.

NOTE 7 - OPTIONS

The Company under its 2015 option plan issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock on the date of grant and have a term of 10 years.

On April 1, 2016, the Company issued 40,000 options to a consultant under the 2015 option program. The options are exercisable into the Company’s common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant. This award to a nonemployee is revalued at each reporting period until completion of services.

On April 1, 2016, the Company entered a consulting agreement under which the consultant was granted 30,000 options. In addition, the consultant received additional option grants of 30,000 options on April 1, 2017 and 40,000 options on April 1, 2018. The options are exercisable into the Company’s common stock at $0.30 per share, have term of 10 years and vest in 5 equal annual installments with the first installment vesting on the date of grant.

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

During the years ended March 31, 2019 and 2020, the Company expensed an aggregate of $38,400 and zero, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is zero as of March 31, 2020 and $497 as of March 31, 2019.

The following sets forth the options granted and outstanding during the years ended March 31, 2020 and 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2018	1,365,000	$0.35	7.88	1,236,000	$--
Granted	40,000	0.25	9.00	16,000	--
Exercised	--	--	--	--	--
Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000	$--
Granted
Exercised
Outstanding at March 31, 2020	1,405,000	$.34	5.80	1,405,000	$--

NOTE 8 - WARRANTS

During the year ended March 31, 2019, the Company issued 237,747 warrants for cash proceeds in stock and warrants. Each warrant is exercisable, within one year of the issuance, into one share of the Company’s common stock at $0.05 to $0.50 per share. S Note 6- Equity)

During the year ended March 31, 2019 seventeen individuals exercised 1,665,710 warrants into 1,665,710 shares of common stock for cash of $83,286. As of March 31, 2019, the Company had total outstanding warrants of 237,747.

During the year ended March 31, 2019, 274,084 warrants expired.

During the year ended March 31, 2020 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

During the year ended March 31, 2020, 216,320 warrants expired.

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2020 was zero.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2018	1,939,794	$0.09	.38	$333,133
Granted	237,747	0.20	.87	--
Expired	(274,084)	(0.35)	--	--
Exercised	(1,665,710)	0.05	--	--
Outstanding at March 31, 2019	237,747	$0.20	.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05
Expired	(216,320)	0.05
Outstanding at March 31, 2020	--	$0.00	0.00	$--

As of March 31, 2020 there were no warrants outstanding.

NOTE 9 - INCOME TAXES

At March 31, 2020 and 2019, the Company had federal net operating loss carry forwards of approximately $11,293,780 and $8,395,599, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Deferred tax assets:
Net operating loss	$2,371,694	$1,763,076
Less: Valuation allowance	(2,371,694)	(1,763,076)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s policy is to recognize stock based compensation and interest accrued related to unrecognized tax benefits in expenses and penalties in operating expenses The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2020.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2020 and 2019 at 21%.

The parent Company due to its loses has not filed US Corporate tax returns and is subject to examination back to March 31, 2015.

NOTE 10 - CONVERTIBLE DEBT

On December 31, 2019, the Company signed a guaranteed interest rate of 7% Convertible note for $161,250 with an OID of $11,250. The note was funded on January 3, 2020 . The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion or $0.078 whichever is lower. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value calculated on the outstanding face value of the note plus guaranteed interest .

NOTE 11 - FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1	–	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

Level 2	–	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

Level 3	–	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As of March 31, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended March 31, 2020:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2019	$--	$--	$--
Debt discount related to new debt	--	--	133,620
Change in fair value of the derivative	--	--	470,216
	--	--
Balance at March 31, 2020	$--	$--	$603,836

The estimated fair value of the derivative liabilities at March 31, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	1.80%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	214.00%

NOTE 12 - NOTE PAYABLE

On March 25, 2020, the Company issued a secured note with face value of $50,000. The note matures on July 24, 2020 and bears interest at 7% per annum. In the event of a default the obligation increase to 150% of the outstanding balance and the interest rate increases to 12%.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On June 30, 2016, the Company entered into a cell line sales agreement with the product manufacture. Under the terms of the agreement the company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

1.	$100,000 upon the initiation (first dose/first patient) of the first Phase I clinical trial (or equivalent) of a product.
2.	$225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a product
3.	$225,000 payable upon the first BLA approval (or equivalent) of a product.
4.	Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent’s control of $50,000.
5.	A contingent sales fee upon product sales of 1% of sales or $150,000 whichever is greater.

As of March 31, 2020 the Company accrued $100,000 of maintenance fees plus interest of $28,000 for a total of $128,000.

On March 9, 2020 the Company by action of the Board of Directors, adopted an Expense Bonus Agreement whereby, at the sale of the Company, ten percent of the sale price will be allocated to direct expenses of the transaction with any unused balance being allocated at 80% to officers and employees and 20% to directors.

NOTE 14 - SUBSEQUENT EVENTS

In April and May 2020, the Company issued 790,279 shares of common stock for the conversion of 35,000 shares of Series A preferred shares plus expenses of $3,000.

In April and May 2020, the Company issued 185,000 shares of common stock to 4 individuals with a value of $29,900 for service.

On May 6, 2020, the Company issued a secured note with face value of $50,000. The note matures on September 5, 2020 and bears interest at 7% per annum. In the event of a default the obligation increase to 150% of the outstanding balance and the interest rate increases to 12%.

On May 14, 2020, the Company issued 1,952,381 shares of common stock to two officers and directors with a value of $200,000 for debt due the officers.

On May 12, 2020, the Company issued 417,000 shares of common stock with a value of $50,000 as partial payment for a contractual agreement to commence laboratory studies for the Company.

On June 6, 2020, the Company issued 35,715 shares of common stock to one entity with a value of $5,000 for accounts payable.

