Form 10-Q
period 2020-06-30
Nascent Biotech Inc.
filed 2020-08-10
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

6330 Nancy Ridge Dr. Suite 105, San Diego CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(612) 961-5656

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2020 the Registrant had  64,556,136 shares of common stock and 540,000 shares of Series A convertible preferred shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$432	$3,218
Total current assets	432	3,218

Total assets	$432	$3,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$943,090	$852,664
Convertible note- net of discount	211,250	88,815
Derivative liability	165,269	603,836
Note payable	50,000	50,000
Due to related parties	28,260	1,283,607
Total current liabilities	$1,397,869	$2,878,922

Total liabilities	1,397,869	2,878,922

Commitments and contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	--	60
Common stock, $0.001 par value; 500,000,000 authorized, 62,793,607 and 44,890,262 issued and outstanding, respectively	62,795	44,890
Additional paid-in capital	15,581,388	13,916,995
Accumulated deficit	(17,041,620)	(16,837,649)
Total stockholders’ deficit	(1,397,437)	(2,875,704)
Total liabilities and stockholder’ deficit	$432	$3,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Consulting	$359,815	$126,270
General and administrative expense	57,781	118,681
Research and development	133,752	28,792
Loss from operations	(551,348)	(273,743)

Other income (expense):
Interest income	--	5
Change in fair value	438,567	--
Financing costs	(3,000)	--
Interest expense	(88,190)	--
Total other income (expense)	347,377	5

Net loss	$(203,971)	$(273,738)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	47,661,141	32,855,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	--	$--	32,646,635	$32,647	$12,318,685	$(12,833,496)	$(482,164)
Common stock issued related parties for AP settlement	--	--	639,536	640	98,360	---	99,000
Common stock issued to related parties for service	--	--	137,872	138	25,583	--	25,721
Common stock issued for warrant exercise	--	--	21,427	21	1,050	--	1,071
Common stock issued for service	--	--	50,000	50	9,500	--	9,550

Net loss	--	--	--	--	--	(273,738)	(273,738)

Balance at June 30, 2019	--	--	33,495,470	33,496	12,453,178	(13,107,234)	(620,560)

Balance at March 31, 2020	60,000	60	44,890,262	44,890	13,916,995	(16,837,649)	(2,875,704)
Common stock issued for related parties for service	--	--	2,007,000	2,007	188,908	--	190,915
Common stock issued for AP- related parties	--	--	13,831,101	13,831	1,374,041	--	1,387,872
Common stock issued for AP settlement	--	--	35,715	36	4964	--	5,000
Common stock issued for service	--	--	677,000	677	84,763	--	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	--	13,011

Net loss	--	--	--	--	--	(203,971)	(203,971)

Balance at June 30, 2020	--	$--	62,793,607	$62,795	$15,581,388	$(17,041,620)	$(1,397,437)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(203,971)	$(273,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	190,915	--
Stock-based compensation	85,440	35,271
(Gain) loss in fair value of derivative liability	(438,567)	--
Debt discount expense	72,435	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	108,437	80,708
Due to related parties	132,525	30,594
Net cash used in operating activities	(52,786)	(127,165)

Cash flows from financing activities:
Common stock issued for exercise of warrants	--	1,071
Proceeds from notes payable	50,000	--
Net cash provided by financing activities	50,000	1,071

Net decrease in cash	(2,786)	(126,094)
Cash -beginning of year	3,218	131,472
Cash -end of period	$432	$5,378

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for conversion of preferred shares	$13,011	$--
Common stock issued for accrued expenses- related party	$1,387,872	$99,000
Common stock issued for accounts payable	$5,000	$--

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA.

The Company has an open clinical trial to begin clinical trials on brain cancer patients this fall.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2020. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.

We have identified the conversion features of certain of our convertible notes payable as derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

The following table summarizes the change in the fair value of the derivative liabilities during the three months ended June 30, 2020:

Fair value as of March 31, 2020	$603,836
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(438,567)
Fair value as of June 30, 2020	$165,269,

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of June 30, 2020:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	2,107,084	3,135,994
Chief Financial Officer	617,346	1,267,553	1,884,899
Executive Vice President	617,346	1,267,553	1,884,899
Total	2,263,602	4,642,190	6,905,792

During the year ended March 31, 2020 the Board of Directors amended the compensation plan so that the total amount per the officer agreements allow for the accrual of the full amount due each officer per their contract. The table below sets forth the annual amounts per the contracts:

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$250,000
Chief Financial Officer	$180,000
Executive Vice President	$140,000
Total	$570,000

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

 On June 28, 2019, the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,721.

During the three month period ended June 30, 2019 the Company paid a related party (officer and director) $6,000 of consulting fees in cash and accrued $15,000 of the consulting fees for a total of $21,000.

During the three months period ended June 30, 2019, Company paid a related party and Chairman of the Scientific Board $4,000 of consulting fees in cash and accrued $2,000 of the fees with a total outstanding accrual of $9,000. On December 30, 2019, the accrued fees were converted into 90,000 shares of common stock of the Company.

During the three months ended June 30, 2020 three officers and directors were issued 2,007,000 shares of common stock with a value of $190,915 for service.

During the three months period ended June 30, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

NOTE 5 – EQUITY

Preferred

On July 25, 2019, the Company issued 110,000 shares of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares.

During the three months ended June 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock. AS of June 30, 2020 the number of preferred shares outstanding was zero.

Common

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

During June 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On June 14, 2019, the Company issued 50,000 share of common stock to one individual with a value of $9,550 for service.

On June 28, 2019, the Company issued 137,872 shares of common stock to three officers and a director for service with a value of $25,721.

During the three months ended June 30, 2020 the Company issued 35,715 shares of common stock with a value of $5,000 for settlement of accounts payable.

During the three months ended June 30, 2020 the Company issued 677,000 shares of common stock with a value of $85,440 for service

During the three months ended June 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

During the three months ended June 30, 2020 three officers and directors were issued 2,007,000 shares of common stock with a value of $190,915 for service

During the three months period ended June 30, 2020 three officers of the Company converted $1,387,872of accrued compensation into 13,831,101 shares of common stock of the Company.

NOTE 6– OPTIONS

As of June 30, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the three months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2020	1,405,000	$0.34	5.80	1,405,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at June 30, 2020	1,405,000	$0.34	5.55	1,405,000	$--

The weighted average remaining life and intrinsic value of the options as of June 30, 2020, was 5.55 years and zero, respectively.

NOTE 7 – WARRANTS

During the three months ended June 30, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

As of June 30, 2020 and 2019 the Company had zero and 109,276 warrants outstanding, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(107,044)	(0.05)	--	--
Outstanding at June 30, 2019	109,276	0.05	0.25	---

Outstanding at March 31, 2020	--	--	--	--
Granted	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Outstanding at June 30, 2020	--	$--	0.00	$--

NOTE 8 - CONVERTIBLE DEBT

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

On May 7, 2020, The Company issued an 8% $50,000 one year convertible note. The note is convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

NOTE 9 - FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As June 30, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended June 30, 2020:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$--	$--	$603,836
Change in fair value of the derivative	--	--	(438,567)
	--	--
Balance at June 30, 2020	$--	$--	$165,369

The estimated fair value of the derivative liabilities at June 30, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.16%
Expected life in years	0.25-0.85
Dividend yield	0%
Expected volatility	211.00%

NOTE 10 - NOTE PAYABLE

On March 25, 2020, the Company issued a secured note with face value of $50,000. The note matures on July 24, 2020 and bears interest at 7% per annum. In the event of a default the obligation increase to 150% of the outstanding balance and the interest rate increases to 12%.

NOTE 11 –COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2020 $128,000 was due for the annual maintenance fee plus interest.

NOTE 12 - SUBSEQUENT EVENTS

On July 1, 2020 the Company issued 150,000 Shares A convertible preferred shares for the conversion of $100,000 of notes payable plus $50,000 of cash. The interest on the notes was forgiven as part of the transaction.

On July 7, 2020, the Company issued 75,000 shares of common stock to one individual with a value of $7,500 for accounts payable.

On July 13, 2020, the Company issued 778,816 shares of common stock for the conversion of $50,000 of convertible debt

On July 14, 2020, the Company issued 190,000 shares of Series A convertible preferred with a value of $190,000 for cash.

On July 15, 2020, the Company issued 25,000 shares of common stock with a value of $2,500 for service.

On July 17, 2020, the Company issued 200,000 shares of Series A convertible preferred with a value of $200,000 for cash.

On July 20, 2020, the Company issued 63,000 shares of common stock with a value of $6,300 for Accounts Payable.

On July 28, 2020, the Company issued 770,713 shares of common stock with a value of $50,000 for the conversion of debt.

On July 31, 2020, the Company issued 50,000 shares of common stock with a value of $5,000 for service.

In July 2020, the Company increased its authorized common shares from 100,000,000 to 500,000,000 and its preferred shares from 10,000,000 to 50,000,000.

The Company has evaluated subsequent events to determine events occurring after June 30, 2020 through August 7, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

In addition, very recently, Nascent has begun, in collaboration with academic and corporate partners, to assess the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus (responsible for COVID-19).

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. The Company is in the process of responding to additional data requests from the FDA requiring additional testing of the product and additional materials to answer specific questions from the FDA. The Company has an arrangement with a major oncology hospital to commence human clinical trials, first for brain cancer, both primary and metastatic.

In May of 2020, Nascent announced a research collaboration to study, both in vitro and in vivo (mouse models), the ability of pritumumab to block the SARS-Cov-2 virus from infecting cells. This notion has been raised by a published article in the scientific literature (Yu et al. Journal of Biomedical Science (2016) 23:14 DOI 10.1186/s12929-016-0234-7), which specifically mentioned cell surface vimentin (the protein to which pritumumab binds selectively) as a potential target in the treatment of conditions related to coronaviruses. These preliminary studies are on-going. Further, in May of 2020, Nascent announced a joint collaboration with Manhattan BioSolutions, Inc (NY, NY) to employ Manhattan’s platform, based on the recombinant Mycobacterium bovis Bacillus Calmette-Guerin (BCG) vaccine, but engineered to target SARS-CoV-2. BCG is a live non-pathogenic bacterium that stimulates diverse innate and adaptive immune responses and is well-known for its long safety track record as a tuberculosis vaccine. Thus, with these collaborations, Nascent is investigating the potential utility of pritumumab as both a treatment for COVID-19 and a preventive vaccine for COVID-19.

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2020 and 2019, respectively.

General and administrative expenses for the three month periods ended June 30, 2019 was $118,681 compared to $57,781 in 2020. Consulting expense for the three months periods ending June 30,2020 was $359,815 compared to $126,270 for the same period in 2019. This increase in expenses for the three months ended June 30, 2020 over the same period in 2019 was due to higher consulting fees and research and development in 2020 over 2019.

Research and development expenses for the three month periods ended June 30, 2019 was $28,792 compared to $133,752 in the same period in 2020. This increase in expenses for the three months ended June 30, 2020 over the same period in 2019 reflected increased testing required in the filing of the IND with the FDA.

Total other income incurred in the three month periods ended June 30, 2019 was $5, compared to other income of $347,377 in the same periods in 2020. Other income in 2020 consisted of a gain on the change of fair value of $438,567 offset by interest expense of $88,190 and finance costs of $3,000.

For the three month periods ended June 30, 2019, our net loss was $273,738 compared to a net loss of $203,971 for the same periods in 2020. The difference between the periods relates to higher general and administrative cost offset by the change in fair value in 2020 over 2019.

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

At June 30, 2020, the Company’s negative working capital of $1,397,437. Current assets consist of cash of $432 and current  liabilities $1,397,869 consisting of accounts payable of $943,090 , convertible notes of $211,250 and notes payable of $50,000 plus derivative liability of $165,269.

Net cash used in operating activities in the three months period ended June 30, 2019 was $127,165 compared to net cash used of $52,786 in the same period in 2020. The variance between the same periods in 2019 and 2018 relates mainly to a lower loss in the three months period ending June 30, 2020 over the same period in 2018.

Net cash provided by financing activities for the three months period ended June 30, 2019 was $1,071 compared to $50,000 in the same period in 2020. Cash provided was a result of a note payable of $50,000 in 2020 and the conversion of warrants in 2019.

As of June 30, 2019, the Company had total assets of $432 and total liabilities of $1,397,869. Stockholders’ deficit as of June 30, 2020 was $1,397,437. This compares to a stockholders’ deficit of $2,875,704 as of March 31, 2020. Liabilities decreased in 2020 mainly to the conversion of related party accrued compensation into common stock plus lower derivative liability verses March 31, 2020.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase I/II clinical trials which are scheduled to begin in the third calendar quarter of 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2020

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the three months ended June 30, 2020 the Company issued 35,715 shares of common stock with a value of $5,000 for settlement of accounts payable.

During the three months ended June 30, 2020 the Company issued 677,000 shares of common stock with a value of $85,440 for service.

During the three months ended June 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock. AS of June 30, 2020 the number of preferred shares outstanding was zero.

During the three months ended June 30, 2020 three officers and directors were issued 2,007,000 shares of common stock with a value of $190,915 for service

During the three months period ended June 30, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stoc.k of the Company.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: August 7, 2020	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

