Form 10-Q
period 2020-09-30
Nascent Biotech Inc.
filed 2020-11-16
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(612) 961-5656

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

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

As of November 16, 2020 the Registrant had 73,855,189 shares of common stock and 551,715 shares of Series A convertible preferred shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$99,198	$3,218
Total current assets	99,198	3,218

Total assets	$99,198	$3,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$715,154	$852,664
Convertible note- net of discount	11,250	88,815
Derivative liability	13,806	603,836
Note payable	--	50,000
Due to related parties	170,000	1,283,607
Total current liabilities	910,210	2,878,922

Total liabilities	910,210	2,878,922

Commitments and contingencies		--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, 740,000 issued and outstanding	740	60
Common stock, $0.001 par value; 500,000,000 authorized, 67,180,691 and 44,890,262 issued and outstanding, respectively	67,181	44,890
Additional paid-in capital	16,580,981	13,916,995
Accumulated deficit	(17,459,914)	(16,837,649)
Total stockholders’ deficit	(811,012)	(2,875,704)
Total liabilities and stockholder’ deficit	$99,198	$3,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30.

(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Operating expenses:
Consulting	$360,920	$186,770	$720,735	$313,040
General and administrative expense	110,390	41,890	168,171	160,578
Research and development	89,693	98,861	223,445	127,653
Loss from operations	(561,003)	(327,528)	(1,112,351)	(601,271)

Other income (expense):
Interest income	--	1	3	6
Change in fair value	201,464	--	640,030	--
Financing costs	--	--	3,000	--
Interest expense	(58,756)	(4,329)	(146,946)	(4,323)
Total other income (expense)	142,711	(4,328)	490,087	(4,317)

Net loss	$(418,294)	$(331,856)	$(622,265)	$(605,594)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	64,342,645	33,572,695	57,531,414	33,176,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	--	$--	32,646,635	$32,647	$12,318,685	$(12,833,496)	$(482,164)
Common stock issued related parties for AP settlement	--	--	639,536	640	98,360	---	99,000
Common stock issued to related parties for service	--	--	137,872	138	25,583	--	25,721
Common stock issued for warrant exercise	--	--	21,427	21	1,050	--	1,071
Common stock issued for service	--	--	50,000	50	9,500	--	9,550

Net loss	--	--	--	--	--	(273,738)	(273,738)

Balance at June 30, 2019	--	--	33,495,470	33,496	12,453,178	(13,107,234)	(620,560)
Common stock issued for service	--	--	250,000	250	37,500	--	37,750
Common stock issued to related parties for service	--	--	27,500	28	3,492	--	3,520
Preferred shares issued for cash	110,000	110	--	--	109,890	--	110,000

Net loss	--		--	--	--	(331,856)	(331,856)

Balance at September 30, 2019	110,000	$110	33,772,970	$33,774	$12,604,060	$(13,439,090)	$(801,146)

Balance at March 31, 2020	60,000	60	44,890,262	44,890	13,916,995	(16,837,649)	(2,875,704)
Common stock issued for related parties for service	--	--	2,007,000	2,007	188,908	--	190,915
Common stock issued for AP- related parties	--	--	13,831,101	13,831	1,374,041	--	1,387,872
Common stock issued for AP settlement	--	--	35,715	36	4964	--	5,000
Common stock issued for service	----	--	677,000	677	84,763	--	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	--	13,011

Net loss	--	--	--	--	--	(203,971)	(203,971)

Balance at June 30, 2020	--	--	62,793,607	62,795	15,581,388	(17,041,620)	(1,397,437)
Preferred stock issued for cash	640,000	640	--	--	639,360	--	640,000
Preferred stock issued for debt	100,000	100	--	--	99,900	--	100,000
Common stock issued for service	--	--	728,572	728	43,423	--	44,151
Common stock issued for service – related parties	--	--	918,115	918	63,350	--	64,268
Common stock issued for convertible debt	--	--	2,677,397	2,677	147,323	--	150,000
Common stock issued for accounts payable	--	--	63,000	63	6,237	--	6,300

Net loss	--	--	--	--	--	(418,294)	(418,294)

Balance at September 30, 2020	740,000	$740	67,180,691	$67,181	$16,580,981	$(17,495,914)	$(811,012)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(622,265)	$(605,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	254,309	--
Stock-based compensation	129,591	76,541
(Gain) loss in fair value of derivative liability	(640,030)	--
Debt discount expense	122,435	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(112,375)	151,271
Due to related parties	274,265	140,710
Net cash used in operating activities	(594,020)	(237,072)

Cash flows from financing activities:
Common stock issued for exercise of warrants	--	1,071
Proceeds from the sale of preferred shares for cash	640,000	110,000
Proceeds from notes payable	50,000	--
Net cash provided by financing activities	690,000	111,071

Net decrease in cash	95.960	(126,001)
Cash -beginning of year	3,218	131,472
Cash -end of period	$99,198	$5,471

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for conversion of preferred shares	$13,011	$--
Common stock issued for accrued expenses- related party	$1,387,872	$99,000
Common stock issued for accounts payable	$11,300	$--
Common stock issued for convertible debt	$150,000	$--
Preferred shares issued for notes payable	$100,000	$--

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. Due to the low potency testing of the initial lot, this drug substance will not be used in the clinical trials.

On October 30, 2020 the Company filed additional data requests and additional testing of the product and additional materials to answer specific questions from the FDA to remove the partial clinical hold.

The Company has an open clinical trial to begin clinical trials on brain cancer patients projected to start January, 2021.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2020. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 – Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes the change in the fair value of the derivative liabilities during the three and six months ended June 30, 2020:

Fair value as of March 31, 2020	$603,836
Additions at fair value	--
Transfers in (out) of Level 3	--
Change in fair value	(590,030)
Fair value as of September 30, 2020	$13,806

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts as of September 30, 2020:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	2,325,869	3,354,779
Chief Financial Officer	617,346	1,395,523	2,012,869
Executive Vice President	617,346	1,267,553	1,884,899
Total	2,263,602	4,988,945	7,252,547

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

On July 11, 2019, an officer and director of the Company advanced the Company $10,000. The advance was on demand and bears no interest. On July 26, 2019, the Company repaid the $10,000 advance to the officer and director of the Company.

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

During the six months ended September 30, 2020 four officers and directors were issued 2,925,115 shares of common stock with a value of $247,655 for service.

During the six months period ended September 30, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending September 30, 2020 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President	$252,000	12%
Chief Financial Officer	$180,000	6%
Total	$430,000	18%

NOTE 5 - EQUITY

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

During the six months period ended September 30, 2020 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1 by September 21, 2020 for the common stock to be converted and the underlying common shares for the warrants. The S-1 has not been filed.

During the six months ended September 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

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

During the six months ended September 30, 2020 the Company issued 98,715 shares of common stock with a value of $10,875 for settlement of accounts payable.

During the Six months ended September 30, 2020 the Company issued 1,405,572 shares of common stock with a value of $136,245 for service.

During the six months ended September 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

During the six months ended September 30, 2020 three officers and a director were issued 2,925,115 shares of common stock with a value of $247,655 for service.

During the six months ended September 30, 2020, the Company issued 2,677,397 shares of common stock for the conversion of $150,000 of convertible debt.

During the six months period ended September 30, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

NOTE 6 - OPTIONS

As of June 30, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the six months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2019	1,405,000	$0.34	5.80	1,405,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at September 30, 2020	1,405,000	$0.34	5.30	1,405,000	$--

The weighted average remaining life and intrinsic value of the options as of September 30, 2020, was 5.3 years and zero, respectively.

NOTE 7 - WARRANTS

During the six months ended June 30, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

During the six months period ended September 30, 2020 the Company granted 3,700,000 warrants to four entities as part of the issuance of 740,000 Series A convertible preferred shares. The warrants expire in two years and convertible into common stock at $0.15 per share.

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.110 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and recalculated value of the warrants of $349,605 the fair value of the warrants was calculated to be 41 % of the total value or $303,000. During the period ended September 30, 2020 the valuation did not resulted in a deemed dividend from the down round calculation.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(107,044)	(0.05)	--	--
Outstanding at June 30, 2019	109,276	-0.05	0.25	---
Granted	3,700,000	0.15	2.0	--
Exercised	--	--	--	--
Expired	(109,276)	(0.37)	--	--
Outstanding at September 30, 2020	3,700,000	$0.15	1.85	$--

As of September 30, 2020 the Company outstanding warrants totaled 3,700,000.

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

On July 7, 2020, $50,000 of the one year convertible note payable was converted into 50,000 shares of series A preferred

During the six months ended September 30, 2020, the Company issued 2,677,397 shares of common stock for the conversion of $150,000 of convertible debt leaving a balance of $11,250 in principal.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As September 30, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended September 30, 2020:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$--	$--	$603,836
Change in fair value due to conversion of debt			(144,120)
Change in fair value of the derivative	--	--	(445,910)
	--	--
Balance at September 30, 2020	$--	$--	$13,806

The estimated fair value of the derivative liabilities at September 30, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.10%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	46.00%

NOTE 10 - NOTE PAYABLE

On March 25, 2020, the Company issued a secured note with face value of $50,000. The note matures on July 24, 2020 and bears interest at 7% per annum. In the event of a default the obligation increase to 150% of the outstanding balance and the interest rate increases to 12%. On July 7, 2020 , the $50,000 note payable was converted into 50,000 shares of Series A preferred shares. The interest on the note was forgiven.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2020 $178,000 was due for the annual maintenance fee plus interest.

On March 9, 2020, the Board of Directors of the Company adapted an expense bonus program. Under the program, if an acquisition, merger or change in control is affected, 10% of the value of the transaction will be allocated to pay the expenses of the transaction including but not limited to legal, accounting, transfer fees and other miscellaneous expense. The balance of the fund after expenses will be allocation 20% to directors and 80% to officers and employees of the Company as allocated by the Chief Executive Officer and approved by the Board of Directors.

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2020, the Company signed a term sheet with Alpha Holdings, Inc (Alpha) whereby Alpha, subject to a definitive agreement agreeable to both parties will invest US $ 5,000,000 in the Company. The term sheet outlines the terms of the agreement with a projected closure by December 31, 2020 for an initial investment of $2,500,000 and an additional investment of $2,500,000 on about April 30, 2021. The investment will be in the Company’s common stock to be priced at a low of six cents per share and a high of 10 cents per share subject to a 90 day weighted average pricing before closing. Upon completion of the $5,000,000 investment Alpha may elect a majority of the board of directors of the Company.

On October 28, 2020, the Company issued a $82,500 convertible note with an OID of $7,500. The note matures on October 28,2021 and bears fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 35% discount to the lowest trading price during the 20 days prior to conversion.

On November 1, 2020, the Company entered into aa compensation agreement with a director as part of the appointment as Chief Operating Officer.

On November 4, 2020, 90,000 shares of series A convertible preferred shares and $600 of interest were converted into 3,235,714 shares of common stock. The balance of preferred shares outstanding after this conversion is 650,000.

On November 12, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matures on October 28,2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAC during the 20 days prior to conversion.

On November 12, 2020, 98,285 shares of series A convertible preferred shares of interest were converted into 3,510,214 shares of common stock. The balance of preferred shares outstanding after this conversion is 551,715. The Company has evaluated subsequent events to determine events occurring after September 30, 2020 through November 13, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Results of Operations

The Company recorded zero of revenue during the three and six month periods ended September 30, 2020 and 2019, respectively.

General and administrative expenses for the three and six month periods ended September 30, 2020 was $110,390 and $168,171 compared to $41,890 and $ 473,618 in 2019. Consulting expense for the three and six months periods ending September 30, 2020 was $360,920 and $720,735 compared to $186,770 and $313,040 for the same period in 2019. This increase in expenses for the three and six months ended September 30, 2020 over the same period in 2019 was due to higher consulting fees and research and development in 2020 over 2019.

Research and development expenses for the three and six month periods ended September 30, 2019 was $89,693 and $223,445 compared to $98,861 and $127,653 in the same period in 2020. This increase in expenses for the three and six months ended September 30, 2020 over the same period in 2019 reflected increased testing required in the filing with the FDA to remove the partial hold on the IND .

Total other income incurred in the three and six month periods ended September 30, 2019 was $142,711 and $490,087, compared to other expense of $4,328 and $4,317 in the same periods in 2020. Other income in 2020 consisted of a gain on the change of fair value of $640,030 offset by interest expense of $146,946 and finance costs of $3,000.

For the three and six month periods ended September 30, 2020, our net loss was $418,294 and $622,265 compared to a net loss of $331,856 and $605,594 for the same periods in 2019. The difference between the periods relates to higher general and administrative cost offset by the change in fair value in 2020 over 2019.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase I and Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2020, the Company’s negative working capital of $811,012. Current assets consist of cash of $99,198 and current liabilities $746,756 consisting of accounts payable and accrued expense of $715,154, convertible notes of $11,250, due related parties of $170,000 plus derivative liability of $13,806.

Net cash used in operating activities in the six months period ended September 30, 2019 was $237,072 compared to net cash used of $594,020 in the same period in 2020. The variance between the same periods in 2019 and 2020 relates mainly to a higher loss in the six months period ending September 30, 2020 over the same period in 2019 offset by the change in derivative liability and decrease in accounts payable and accrued expenses with a due to related parties increase of $170,000.

Net cash provided by financing activities for the six months period ended September 30, 2019 was $111,071 compared to $690,000 in the same period in 2020. Cash provided was a result of a note payable of $50,000 and the issuance of preferred shares for cash of $640,000 in 2020 while the conversion of warrants of $1,017 and the sale of preferred shares of $110,000 in 2019.

As of September 30, 2020, the Company had total assets of $99,198 and total liabilities of $910,210. Stockholders’ deficit as of September 30, 2020 was $811,012. This compares to a stockholders’ deficit of $2,875,704 as of March 31, 2020. Liabilities decreased in 2020 mainly to the conversion of related party accrued compensation into common stock plus lower derivative liability and the payment of accounts payable verses March 31, 2020.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $15-20 million. This will take us through Phase I/II clinical trials which are scheduled to begin in January, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2020

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended September 30, 2020 the Company issued 98,715 shares of common stock with a value of $10,875 for settlement of accounts payable.

During the Six months ended September 30, 2020 the Company issued 1,405,572 shares of common stock with a value of $136,246 for service.

During the six months ended September 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

During the six months ended September 30, 2020 three officers and a director were issued 2,925,115 shares of common stock with a value of $247,655 for service.

During the six months ended September 30, 2020, the Company issued 2,677,397 shares of common stock for the conversion of $150,000 of convertible debt.

During the six months period ended September 30, 2020 three officers of the Company converted $1,387,872of accrued compensation into 13,831,101 shares of common stock of the Company.

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

NASCENT BIOTECH, INC.

Dated: November 16, 2020	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

