Form 10-Q
period 2020-12-31
Nascent Biotech Inc.
filed 2021-02-09
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 9, 2021 the Registrant had 97,059,154 shares of common stock and 110,710 shares of Series A convertible preferred shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$54,672	$3,218
Prepaid	18,313	--
Total current assets	72,985	3,218

Total assets	$72,985	$3,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$761,598	$852,664
Convertible note- net of discount	109,792	88,815
Derivative liability	226,186	603,836
Note payable	--	50,000
Due to related parties	207,333	1,283,607
Total current liabilities	1,304,909	2,878,922

Total liabilities	1,304,909	2,878,922

Commitments and contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, 250,000 and 60,000 issued and outstanding	250	60
Common stock, $0.001 par value; 500,000,000 authorized, 91,330,154 and 44,890,262 issued and outstanding, respectively	91,330	44,890
Additional paid-in capital	16,855,917	13,916,995
Accumulated deficit	(18,179,421)	(16,837,649)
Total stockholders’ deficit	(1,231,924)	(2,875,704)
Total liabilities and stockholders’ deficit	$72,985	$3,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED DECEMBER 31.

(Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Operating expenses:
Consulting	$409,111	$181,290	$1,129,846	$494,300
General and administrative expense	91,923	62,107	260,106	249,625
Research and development	53,903	124,925	277,338	255,578
Loss from operations	(554,937)	(368,232)	(1,667,290)	(969,503)

Other income (expense):
Interest income	1	--	4	6
Change in fair value	(73,810)	--	556,220	--
Financing costs	(31,356)	--	(34,356)	--
Debt discount interest	(4,423)	--	(4,423)	--
Interest expense	(54,981)	(1,920)	(201,927)	(6,249)
Total other income (expense)	(164,570)	(1,920)	325,518	(6,249)

Net loss	$(719,507)	$(370,152)	$(1,341,772)	$(975,746)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	76,566,884	33,828,331	64,027,487	33,419,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	--	$--	32,646,635	$32,647	$12,318,685	$(12,833,496)	$(482,164)
Common stock issued related parties for AP settlement	--	--	639,536	640	98,360	---	99,000
Common stock issued to related parties for service	--	--	137,872	138	25,583	--	25,721
Common stock issued for warrant exercise	--	--	21,427	21	1,050	--	1,071
Common stock issued for service	--	--	50,000	50	9,500	--	9,550

Net loss	--	--	--	--	--	(273,738)	(273,738)

Balance at June 30, 2019	--	--	33,495,470	33,496	12,453,178	(13,107,234)	(620,560)
Common stock issued for service	--	--	250,000	250	37,500	--	37,750
Common stock issued to related parties for service	--	--	27,500	28	3,492	--	3,520
Preferred shares issued for cash	110,000	110	--	--	109,890	--	110,000

Net loss	--		--	--	--	(331,856)	(331,856)

Balance at September 30, 2019	110,000	110	33,772,970	33,774	12,604,060	(13,439,090)	(801,146)
Common Stock issued for cash	--	--	150,000	150	14,850	--	15,000
Common stock issued for service-related parties	--	--	207,900	207	20,582	--	20,789
Common stock issued for related parties debt	--	--	1,830,000	1,830	181,170	--	183,000

Net loss	--	--	--	--	--	(370,152)	(370,152)

Balance at December 31, 2019	110,000	$110	35,960,870	$35,961	$12,820,662	$(13,809,242)	$(952,509)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)
Common stock issued for related parties for service	--	--	2,007,000	2,007	188,908	--	190,915
Common stock issued for AP- related parties	--	--	13,831,101	13,831	1,374,041	--	1,387,872
Common stock issued for AP settlement	--	--	35,715	36	4,964	--	5,000
Common stock issued for service	----	--	677,000	677	84,763	--	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	--	13,011

Net loss	--	--	--	--	--	(203,971)	(203,971)

Balance at June 30, 2020	--	--	62,793,607	62,795	15,581,388	(17,041,620)	(1,397,437)
Preferred stock issued for cash	640,000	640	--	--	639,360	--	640,000
Preferred stock issued for debt	100,000	100	--	--	99,900	--	100,000
Common stock issued for service	--	--	728,572	728	43,423	--	44,151
Common stock issued for service – related parties	--	--	918,115	918	63,350	--	64,268
Common stock issued for convertible debt	--	--	2,677,397	2,677	147,323	--	150,000
Common stock issued for accounts payable	--	--	63,000	63	6,237	--	6,300

Net loss	--	--	--	--	--	(418,294)	(418,294)

Balance at September 30, 2020	740,000	740	67,180,691	67,181	16,580,981	(17,495,914)	(811,012)
Common stock issued for service	--	--	245,902	246	14,754	--	15,000
Common stock issued for service- related parties	--	--	4,784,460	4,784	219,244	--	224,028
Common stock issued for convertible debt	--	--	1,304,782	1,305	48,262	--	49,567
Common stock issued for conversion of preferred shares	(490,000)	(490)	17,814,319	17,814	(7,324)	--	10,000

Net loss	--	--	--	--	--	(719,507)	(719,507)

Balance at December 31, 2020	250,000	$250	91,330,154	$91,330	$16,855,917	$(18,179,421)	$(1,231,924)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,341,772)	$(975,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	479,212	50,030
Stock-based compensation	144,591	47,300
(Gain) loss in fair value of derivative liability	(566,220)	--
Debt discount expense	178,652	--
Financing cost	34,356	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(60,650)	314,162
Prepaid	(18,313)	--
Due to related parties	311,598	308,530
Net cash used in operating activities	(838,546)	(255,724)

Cash flows from financing activities:
Common stock issued for exercise of warrants	--	1,071
Proceeds from the sale of preferred shares for cash	640,000	110,000
Proceeds from the sale of common stock for cash	--	15,000
Proceeds from convertible notes	200,000	--
Proceeds from notes payable	50,000	--
Net cash provided by financing activities	890,000	126,071

Net decrease in cash	51,454	(129,653)
Cash -beginning of year	3,218	131,472
Cash -end of period	$54,672	$1,819

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non Cash Transactions
Common stock issued for conversion of preferred shares	$23,560	$--
Common stock issued for accrued expenses- related party	$1,387,872	$282,000
Common stock issued for accounts payable	$11,300	$--
Common stock issued for convertible debt	$199,567	$--
Preferred shares issued for notes payable	$100,000	$--

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

On October 30, 2020, the Company filed additional data requests and additional testing of the product and additional materials to answer specific questions from the FDA to remove the partial clinical hold.

On December 7, 2020, the Company received full clinical clearance from the FDA to begin phase 1 clinical trials on brain cancer patients. Trials are open and scheduled to begin in February 2021, subject to the required financing being received.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2020. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

Basis of Presentation

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

We have identified the conversion features of certain of our convertible notes payable as derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provision of the Financial Accounting Standards Board(“FASB”) Accounting Standards Codification (“ASC”) No 718. The Company issues restricted stock to employees and consultants for their services. Cost of these transactions are measured at fair value of the equity instrument issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as the expense in the period granted. The Company recognized consulting expense and a corresponding increase to the additional paid in capital related to the stock issued for services. For agreements requiring future services the consulting expense is to be recognized ratably over the requisite service period.

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

The following table summarizes the change in the fair value of the derivative liabilities during the three and nine months ended December 31, 2020:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$--	$--	$603,836
Change in fair value at initial issuance			295,126
Change in fair value due to conversion of debt			(106,556)
Change in fair value of the derivative	--	--	(566,220)
Balance at December 31, 2020	$--	$--	$226,186

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

On September 1, 2020. the Company renewed the compensation agreements for the Officers of the Company. The agreements set out the compensation as noted in the table below and increased the non-dilutive ownership for the President to 12% and CFO to 6%.

The following table sets forth the shares earned under these contracts as of December 31, 2020:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	5,209,869	6,238,779
Chief Financial Officer	617,346	2,837,523	3,454,869
Executive Vice President (1)	617,346	1,267,553	1,884,899
Total	2,263,602	9,314,945	11,578,547

__________

(1) Effective September 30, 2020 the Executive Vice President left the employment of the Company and maintains a consulting agreement on a as needed basis.

During the year ended March 31, 2020 the Board of Directors amended the compensation plan so that the total amount per the officer agreements allow for the accrual of the full amount due each officer per their contract. The table below sets forth the annual amounts per the contracts:

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$250,000
Chief Financial Officer	$180,000
Executive Vice President (1)	$140,000
Total	$570,000

________

(1) Effective September 30, 2020 the Executive Vice President left the employment of the Company and maintains a consulting agreement on a as needed basis.

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

On December 31, 2019, an officer and director of the Company advanced the Company $14,000 in payment of accounts payable bills

During the nine month period ended December 31, 2019 the Company paid the related parties (three officers and directors) $59,000 in consulting fees in cash and accrued $170,000 of the consulting fees for a total of $179,710. In addition $6,209 in expenses were accrued for the related parties.

During the nine months ended December 31, 2020 four officers and directors were issued 7,709,575 shares of common stock with a value of $479,212 for service.

During the nine months period ended December 31, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

During the nine month period ended December 31, 2019 the Company paid the related parties (three officers and directors) $89,000 in consulting fees in cash and accrued $193,333 of the consulting fees for a total of $282,333. In addition $14,000 in expenses were accrued for the related parties.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending December 31, 2020 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President	$252,000	12%
Chief Financial Officer	$180,000	6%
Chief Operation Officer	$162,000	--
Total	$594,000	18%

NOTE 5 - EQUITY

Preferred

On July 25, 2019, the Company issued 110,000 shares of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock or at the lowest of: (i) the fixed conversion price; (ii) or 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares.

During the nine months period ended December 31, 2020 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1 by September 21, 2020 for the common stock to be converted and the underlying common shares for the warrants. The S-1 has not been filed.

During the nine months ended December 31, 2020 the Company issued 17,714,319 shares of common stock for the conversion of 490,000 shares of preferred stock and $8,400 in interest.

Common

On June 5, 2019, two officers and directors of the Company converted $99,000 of accrued fees into 639,536 shares of common stock at $0.1548 per share.

During June 2019, two warrant holders exercised 21,427 warrants for common stock at $0.05 per share for cash of $1,071.

On December 11, 2019, the Company issued 150,000 shares of common stock with a value of $15,000 for cash.

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

During the nine months ended December 31, 2020 the Company issued 98,715 shares of common stock with a value of $11,300 for settlement of accounts payable.

During the nine months ended December 31, 2020 the Company issued 1,651,474 shares of common stock with a value of $144.591 for service.

During the nine months ended December 31, 2020 the Company issued 19,166,848 shares of common stock for the conversion of 550,000 shares of preferred stock.

During the nine months ended December 31, 2020 three officers and a director were issued 7,709,575 shares of common stock with a value of $479,212 for service.

During the nine months ended December 31, 2020, the Company issued 3,982,179 shares of common stock for the conversion of $199,566 of convertible debt and fees.

During the nine months period ended December 31, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

NOTE 6 - OPTIONS

As of December 31, 2019 there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2019	1,405,000	$0.34	5.80	1,405,000	$--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2020	1,405,000	$0.34	5.05	1,405,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2020, was 5.05 years and zero, respectively.

NOTE 7 - WARRANTS

During the nine months ended December 31, 2019 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

During the nine months ended December 31, 2019 216,320 warrants expired.

During the nine months period ended December 31, 2020 the Company granted 3,700,000 warrants to four entities as part of the issuance of 740,000 Series A convertible preferred shares. The warrants expire in two years and convertible into common stock at $0.15 per share.

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.110 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and recalculated value of the warrants of $349,605 the fair value of the warrants was calculated to be 41 % of the total value or $303,000. During the period ended December 31, 2020 the valuation did not result in a deemed dividend from the down round calculation.

As of December 31, 2020 the Company outstanding warrants totaled 3,700,000.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Warrants	Price	Life	Value
Outstanding at March 31, 2019	237,747	$0.20	0.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(216,320)	(0.05)	--	--
Outstanding at March 31, 2020	--	--	--	--
Granted	3,700,000	0.15	2.0	--
Exercised	--	--	--	--
Expired	--	--	--	--
Outstanding at December 31, 2020	3,700,000	$0.15	1.60	$--

NOTE 8 - CONVERTIBLE DEBT

On December 31, 2019, the Company signed a guaranteed interest rate of 7% Convertible note for $161,250 with an OID of $11,250. The note was funded on January 3, 2020. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion or $0.078 whichever is lower. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value calculated on the outstanding face value of the note plus guaranteed interest.

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

On November 12, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matures on October 28,2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years.

During the nine months ended December 31, 2020, the Company issued 2,677,397 shares of common stock for the conversion of $150,000 of convertible debt leaving a principal balance of $11,250.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As December 31, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended December 31, 2020:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$--	$--	$603,836
Change in fair value at initial issuance			295,126
Change in fair value due to conversion of debt			(106,556)
Change in fair value of the derivative	--	--	(566,220)
Balance at December 31 2020	$--	$--	$226,186

The estimated fair value of the derivative liabilities at December 31, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.18%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	208.00%

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

As of December 31, 2020 $178,000 was due for the annual maintenance fee plus interest.

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

On October 30, 2020, the Company signed a term sheet with Alpha Holdings, Inc (Alpha) whereby Alpha, subject to a definitive agreement agreeable to both parties will invest US $ 5,000,000 in the Company. The term sheet outlines the terms of the agreement with a projected closure by December 31, 2020 for an initial investment of $2,500,000 and an additional investment of $2,500,000 on about April 30, 2021. The investment will be in the Company’s common stock to be priced at a low of nine cents per share and a high of 10 cents per share subject to a 90 day weighted average pricing before closing. Upon completion of the $5,000,000 investment Alpha may elect a majority of the board of directors of the Company. The Company has determined that Alpha was treating this as an acquisition and not investment requiring control of the board of directors. the Company determined in the best interest of all shareholders to terminate it discussions with Alpha Holdings, Inc

NOTE 12 - SUBSEQUENT EVENTS

On January 14, 2021, the Company converted 93,428 shares of preferred stock plus interest of $3,171 to 4,200,000 shares of common stock.

On January 14, 2021, the S-1 filed by the Company registering 26,300,000 shares of common stock and the underlying shares for 3,700,000 warrants became effective.

On February 1, 2021, the Company converted 45,870 shares of preferred stock into 1,529,000 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after December 31, 2020 through February 8, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

In addition, Nascent has begun collaboration with academic and corporate partners, to assess the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus (responsible for COVID-19).

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The FDA also requested additional data to remove the partial clinical hold. On December 7, 2020, the Company received full clinical clearance from the FDA to begin phase 1 clinical trials on brain cancer patients. Trials are open and scheduled to begin in February 2021, subject to the required financing being received. The Company has an arrangement with a major oncology hospital to commence human clinical trials, first for brain cancer, both primary and metastatic.

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

Results of Operations

The Company recorded zero of revenue during the three and nine month periods ended December 31, 2020 and 2019, respectively.

General and administrative expenses for the three and nine month periods ended December 31, 2020 was $91,926 and $260,107 compared to $62,107 and $ 249,625 in 2019. Consulting expense for the three and nine months periods ending December 31, 2020 was $409,111 and $1,129,846 compared to $181,290 and $494,300 for the same period in 2019. This increase in expenses for the three and nine months ended December 31, 2020 over the same period in 2019 was due to higher consulting fees offset by higher research and development in 2020 over 2019.

Research and development expenses for the three and nine month periods ended December 31, 2020 was $53,902 and $277,338 compared to $124,925 and $255,578 in the same period in 2019 This increase in expenses for the nine months ended December 31, 2020 over the same period in 2019 reflected increased testing required in the filing with the FDA to remove the partial hold on the IND .

Total other income-expense incurred in the three and nine month periods ended December 31, 2020 was other expense of $164,567 for the three months period and other income of 4325,518 for the nine months period, compared to other expense of $1,920 and $6,249 in the same periods in 2019. Other income in 2020 consisted of a gain on the change of fair value of $556,220 offset by interest expense of $201,927 and finance costs of $34,356.

For the three and nine month periods ended December 31, 2020, our net loss was $719,507 and $1,341,772 compared to a net loss of $370,152 and $975,746 for the same periods in 2019. The difference between the periods relates to higher general and administrative and consulting cost offset by the change in fair value in 2020 over 2019.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $2 million to complete its Phase I and $15 million to complete Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At December 31, 2020, the Company had working capital of $1,231,924 Current assets consist of cash and prepaid of $72,985 and current liabilities $1,304,909 consisting of accounts payable and accrued expense of $761,598 convertible notes, net of discount, of $109,792, due related parties of $207,333 plus derivative liability of $226,186.

Net cash used in operating activities in the nine months period ended December 31, 2020 was $838,546 compared to net cash used of $255,724 in the same period in 2019. The variance between the same periods in 2020 and 2019 relates mainly to a higher loss in the nine months period ending December 31, 2020 over the same period in 2019 offset by the change in derivative liability and decrease in accounts payable and accrued expenses with a due to related parties increase.

Net cash provided by financing activities for the nine months period ended December 31, 2020 was $890,000 compared to $126,071 in the same period in 2019. Cash provided was a result of a note payable of $50,000, convertible notes of $200,000 and the issuance of preferred shares for cash of $640,000 in 2020 compared to the conversion of warrants of $1,017 and the sale of preferred shares of $110,000 in 2019.

As of December 31, 2020, the Company had total assets of $72,985 and total liabilities of $1,304,909 Stockholders’ deficit as of December 31, 2020 was $1,231,924. This compares to a stockholders’ deficit of $2,875,704 as of March 31, 2019. Liabilities decreased in 2020 mainly to the conversion of related party accrued compensation into common stock plus lower derivative liability and the payment of accounts payable verses March 31, 2020.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $17 million of which $2 million for phase I trials and $15 million for phase II trials. This will take us through Phase I/II clinical trials which are scheduled to begin in February, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2020

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the nine months ended December 31, 2020 the Company issued 98,715 shares of common stock with a value of $11,300 for settlement of accounts payable.

During the nine months ended December 31, 2020 the Company issued 1,651,474 shares of common stock with a value of $133,591 for service.

During the nine months ended December 31, 2020 the Company issued 19,166,848 shares of common stock for the conversion of 550,000 shares of preferred stock.

During the nine months ended December 31, 2020 three officers and a director were issued 7,709,575 shares of common stock with a value of $479,212 for service.

During the nine months ended December 31, 2020, the Company issued 3,982,179 shares of common stock for the conversion of $199,566 of convertible debt and fees.

During the nine months period ended December 31, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

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

NASCENT BIOTECH, INC.

Dated: February 9, 2021	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

