Form 10-K
period 2021-03-31
Nascent Biotech Inc.
filed 2021-07-08
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5001940
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

623 17th Street, Suite 4, Vero Beach FL	32960
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 8, 2021 was 107,728,175. The number of shares outstanding of the Company’s $0.001 Par Value  Series A Convertible preferred as of June 16, 2021 was zero. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2020 was 42,411,125 with a market value of $2,621,007. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”), is actively developing its primary asset, Pritumumab, for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common molecular target. The Company is exploring Pritumumab in its use against viruses. In the past year Nascent has engaged in a partnership with Manhattan BioSolutions to develop a traditional vaccine platform to create vaccines for viral infections including the COVID-19 virus.

On March 31, 2021, the Company entered into a license agreement with BioRay Pharmaceutical Co LTD with milestone payments totaling $5,000,000 plus a 20 year royalty of 9% of net sales upon commercialization . Under the terms of the license, the Licensee is granted international territory, for Pritumumab, excluding North and Central America and the Caribbean Islands.

On June 8, 2021  the US Patent Office issued a use patent to the Company. The patent number  is 11028155.

Current Business

We are a Clinical Stage Biopharmaceutical Company that develops monoclonal antibodies for the treatment of various cancer types. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. We currently own drug candidate, Pritumumab, which we are developing as a treatment for epithelial cancers (which includes lung, breast, colon, brain, and pancreas).

Our initial focus is on patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma. Our focus is driven primarily by two factors: (1) brain cancer is a reasonably-sized orphan market–especially including metastatic brain cancer - and (2) an unmet need in cancer treatment.

Current brain cancer therapeutic strategies include chemotherapy drug Temodar®, surgery, and/or radiation. Even when removed, most brain tumors come back within one-year post-surgery. With current standards of care, only 58% of brain cancer patients live past the first year after diagnosis with certain types, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on pre-clinical and clinical studies, we believe that Pritumumab may offer an advantage over existing treatments. Nascent has addressed manufacturing questions by re-engineering antibody production into the commonly used CHO cell expression system. Pritumumab works by binding to a target on the surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin). The target, generally referred to as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

We expect to amplify on the past clinical development strategy during the next 12 months plan to:

•	complete Phase I clinical trials in the United States, establishing safety and the optimal dose of Pritumumab for treatment of patients with brain cancers.

•	commence Phase 2 clinical trials in the United States and China with Pritumumab for the treatment of lung cancer and breast cancer that has metastasized to the brain.

•	continue to evaluate the application of Pritumumab in the treatment of other ectodomain vimentin positive cancer types (pancreatic, lung and colon) where there may be unmet medical needs.

The Company filed an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”) for Phase I clinical trials on March 31, 2017. The FDA placed the submission on clinical hold requesting more data and clarification of some parts of the submission. On March 31, 2018, the Company amended its IND filing and, again, was not cleared to begin clinical trials by the FDA. On December 7, 2018, the Company received FDA clearance to begin clinical trials with its first drug product lot but left the Company on partial clinical hold for the bulk substance lot.

In December of 2019, the Company manufactured a second drug product lot and the material has qualified through a stability study. On May 6, 2019, the Company filed a submission with the FDA to gain complete release of the partial clinical hold. The Company has a contract and have received IRB clearance with a clinic in Newport Beach CA to begin clinical trials. On December 1, 2020, the Company received FDA clearance to begin clinical trials with the second lot. The Company commenced the Phase I trial. In March 2021, the Company enrolled its initial patient. In May 2021, the first three patient cohort was enrolled. Commencing on June 16, 2021 the second cohort of three patients will be included in the study.

Brain Cancer Incidence and Prevalence

In the United States, the annual estimated new cases of Primary Tumor Brain Cancer each year are about 24,000, with estimated deaths about 18,000 per year. Brain cancer is the leading cause of cancer-related death in patients younger than age 20. Gliomas (a broad term which includes all tumors arising from the gluey or supportive tissue of the brain), the cancer type for which orphan drug designation has been granted by the FDA, account for 80% of all malignant brain tumors.

Metastatic brain cancer (metastases to the brain from other sites) occurs in 20–40% of patients with metastatic disease and incidence increases with age. In the United States, over 100,000 cases of metastatic brain cancer are diagnosed each year with most originating from lung (50%) and breast (15-20%).

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•	Advance Pritumumab, our drug candidate, toward regulatory approval and commercialization. In Phase I/II Clinical Trials, we are primarily focused on developing Pritumumab for the treatment of patients with primary brain tumors as well as lung and breast cancer metastases to the brain, which is underserved by current treatment alternatives.

•	Expand our claims by pursuing additional indications for Pritumumab, due to the target antigen’s (ectodomain vimentin) presence in a variety of cancers apart from brain cancer. Nascent will seek to expand it into as many different indications as possible. Additionally, we believe Pritumumab could be an effective carrier protein for other anti-cancer drugs and can be developed as a diagnostic tool.

When the COVID-19 pandemic occurred, we learned that cell-surface vimentin may be a marker that the SARS-Cov-2 virus uses to “recognize” and infect target cells. We engaged in research and found promising results for Pritumumab. Employing Pritumumab, or a suitable fragment (eg, the scFv fragment), might be a viable treatment for an individual infected by the virus. Additionally, Nascent has engaged in research with Syracuse University to investigate using Pritumumab as an aerosol type treatment with promising results. Nascent is currently seeking a partner to continue development of this project.

Nascent has signed an agreement to develop a vaccine research platform to include a COVID-19 vaccine with Manhattan BioSolutions using the BCG Bacteria. This bacterium is currently being used as a treatment for Bladder Cancer and Tuberculosis. The construct will be a traditional vaccine approach.

•	Evaluate the commercialization strategies on a product-by-product basis. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis. Our decision will be made separately for each product and will be based on several factors, including capital necessary to execute on each option, market size that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursued.

Pritumumab in Cancer Patients

Our initial focus is on the development of Pritumumab as an intravenous treatment of patients with various types of brain cancer, most prominently gliomas and malignant astrocytoma.

Advantages of Pritumumab

Based on pre-clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments. The antibody is fully human. This natural approach, we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies, radiation and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, which can be devastating and life threatening in and of themselves.

Disadvantages of Pritumumab

Given the low survival rates for current standard therapy in brain cancer, both in percentage and type, and the general safety associated with monoclonal antibodies currently approved in the United States for a variety of therapeutic indications, we believe that there are no disadvantages of Pritumumab to current therapy.

Development Plan

We initiated a US-based clinical trial of pritumumab in patients with brain cancer in March 2021. In this trial, we are investigating the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I trial is a multiple ascending dose study employing significantly higher doses to test for safety and improved efficacy.

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

We and our third-party consultants conducted pre-clinical testing in accordance with Good Laboratory Practices, or GLPs, and clinical testing in accordance with Good Clinical Practices, or GCPs, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, any pre-clinical and clinical testing completed in the European Union, (EU), is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member States of the EU implementing its provisions.

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

Our goal is to obtain, maintain and enforce patent protection for our products, formulation, processes, methods, and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information, and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Related to Our Intellectual Property.” Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.”

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our clinical trial manufacturing requirements by continuing established relationships with third-party manufacturers and other service providers to perform these services for us. We intend to continue these third-party relationships to maintain our supply of Pritumumab. Should Pritumumab obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers for the commercial production and manufacture of our product. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our potential competitors include, but are not limited to, Genentech, Merk, Roche, Takeda, Array Biopharma and Ambit Biosciences. We are an early-stage company with no history of operations, and we acquired the rights to the drug candidates we expect to develop. Many of our competitors have substantially more resources than we do, including both financially and technically. In addition, many of our competitors have more experience than us in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. We anticipate that we will face intense competition.

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

The development and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. As noted above, the Company has received approval to commence human clinical trials with its currently manufactured drug product lot.

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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and determine appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

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

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved BLA are required to: (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including recall of the product from the market or withdrawal of approval of the BLA for that drug.

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

Risks Related to our Business

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. The resulting social distancing, travel bans, and quarantine has delayed the start of our Phase I Trial.

We currently have no product revenues and no products approved for marketing, and will need to raise additional capital to operate our business. We have received license revenue during the year ended March 31, 2021

We have generated no product revenues but sold a license agreement which will generate $5 million of license fees based on specific milestones met by the Company. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. We have begun our phase 1 clinical trial for Pritumumab.

Moreover, each drug candidate will require time and capital before we can apply for IND approval from the FDA or commence clinical trials. Therefore, for the foreseeable future, we do not expect to achieve any product revenues and will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings. We will need to seek additional sources of financing, which may not be available on favorable terms. If we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on our stockholders.

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

New products and technological advances by our competitors may negatively affect our operations.

Any products that the Company develops will face intense competition from its competitors' products. Competitors' products may be safer, more effective; more effectively marketed or sold, or have lower prices or superior performance features than our products.

Liability claims may occur having a material adverse effect on revenues and financial condition.

The Company, once its product(s) make it to market, may be subject to product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on our business and reputation and on our ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income, or exposure to other claims. The Company has obtained product liability insurance but may not be able to obtain such coverage or obtain sufficient coverage to protect itself completely from said potential claims. Product liability claims could have a material adverse effect on our profitability and financial condition.

We have a limited operating history and are not profitable and may never become profitable.

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2021 was $17,796,416. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for several years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

•	undertaking clinical trials;

•	hiring additional personnel;

•	participating in the regulatory approval processes;

•	manufacturing and formulating products;

•	initiating and conducting sales and marketing activities; and,

•	implementing additional internal systems and infrastructure.

We will need to raise additional capital to fund our business and generate significant revenue to achieve and maintain profitability. Additional financing may cause dilution to current investors and there can be no assurance that any additional financing will be on terms that are favorable to the Company and our shareholders. Without ongoing revenue, our ability to stay in business is contingent on outside capital and we currently have no commitments for such capital.

The departure of key personnel could affect the Company due to the loss of their expertise.

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

Our audited financial statements for the year ended March 31, 2021 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2014 and do not have a history of earnings except for the years ended March 31, 2017 and 2021. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

Currently, we do not have an independent audit committee. Our independent Director along with the other Directors functions as our audit committee and is comprised of four directors, three of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and its ability to pursue the committee's responsibilities, this could compromise management of our business.

Risks Relating to Our Common Stock

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all the accounting disclosure that other companies are required to provide which may limit an investor’s ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor’s ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a “Smaller Reporting Company” allows us to provide less disclosure on certain issues such as executive compensation which could affect an investor’s ability to compare us to other companies.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors.

•	additions or departures of key personnel.

•	the Company’s ability to execute its business plan.

•	operating results that fall below expectations.

•	loss of any strategic relationship.

•	industry developments.

•	economic and other external factors; and,

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company, and which may dilute our share value.

Our Articles of Incorporation were amended to increase the authorized shares to 500,000,000 of which 450,000,000 shares are common Shares, par value $0.001 per share and 50,000,000 shares are preferred shares, $0.001 par value. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

The Company authorized a class of Series A convertible non-voting preferred stock with rights and preferences superior to those of the common stockholders and which might contain provisions giving them priority over the rights of the common stockholders. Any such class of preferred stock may result in substantial dilution to our common stockholders and have an adverse effect on any trading market for our common stock.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 623 17th Street, Suite 4, Vero Beach FL 32960, which we receive rent free on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2020	0.33	0.08
December 31, 2019	0.08	0.05
September 30, 2019	0.21	0.11
June 30, 2019	0.21	0.11
March 31, 2021	0.16	0.05
December 31, 2020	0.07	0.04
September 30, 2020	0.15	0.06
June 30, 2020	0.29	0.09

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders

As of June 15, 2021, there were approximately 159 holders of record of our common stock and 107,109,456 common shares issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2021.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Preferred Stock

On July 10, 2019, the Company filed an amended articles of Incorporation designating 1,500,000 shares of preferred stock as Series A Convertible preferred shares convertible into common stock.

On July 9, 2020, the Company increased its authorized shares to 550,000,000 consisting of 50,000,000 preferred shares and 500,000,000 common shares all at par value $0.001.

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

During the year ended March 31, 2021 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are exercisable at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1 by September 21, 2020 for the common stock to be converted and the underlying common shares for the warrants. The S-1 was filed.

During the year ended March 31, 2021 the Company issued 26,657,443 shares of common stock for the conversion of 745,870 shares of preferred stock and $14,013 in interest.

Common Stock

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

During the year ended March 31, 2021 four officers and directors were issued 9,372,909 shares of common stock with a value of $575,412 for service.

During the year ended March 31, 2021 three officers of the Company converted $1,577,471 of accrued compensation into 16,931,101 shares of common stock of the Company.

During the year ended March 31, 2021 the Company issued 26,657,443 shares of common stock for the conversion of 745,870 shares of preferred stock and $14,013 in interest.

During the year ended March 31, 2021 the Company issued 577,287 shares of common stock with a value of $44,801 for accounts payable.

During the year ended March 31, 2021 the Company issued 2,422,902 shares of common stock with a value of $210,440 for service.

During the year ended March 31, 2021 the Company issued 3,982,179 shares of common stock with a value of $199,567 for the conversion of debt.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2021 and March 31, 2020 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2021 and 2020, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2021 were $2,150,368 including research and development costs of $321,938, general and administrative expenses of $359,259 and consulting of $1,469,171 compared to the year ended March 31, 2020 in which our operating expenses were $3,447,311 with research and development costs of $293,709 and general and administrative costs of $3,153,602, representing a decrease of $1,315,943 in operating expenses in fiscal 2021 over 2020.

Other income totaled $441,601 for the year ended March 31, 2021 compared to other expense of $556,848 for the same period in 2020. Other income consisted of change in fair value of $646,250, gain on debt forgiveness of $151,308, interest expense of $269,382 and finance costs of $19,411 and debt discount interest of $67,250 in the year ended March 31, 2021 compared to interest expense of $86,632 and a decrease in fair value of $470,216 for the same period in 2020.

Revenue, Net Income and Loss

The Company recorded revenue of $750,000 from the initial payment from the sale of a license agreement during the year ended March 31, 2021 and zero revenue in the same period in 2020. Deferred revenue of $250,000 was also recorded in the year ended March 31, 2021.

Our net loss for the year ended March 31, 2021 was $958,767 compared to a net loss of $4,004,153 during the year ended March 31, 2020. The decrease in net loss is due to a sale of the license agreement for an initial payment of $750,000 plus lower expenses in the year ended March 31, 2021 over 2020.

Our operations to date have been financed by the sale of our common stock and initial payment of a licenses sale. Our largest expenses to date have been research and development, IND filings and tests required for the filing and consulting fees. The research and development will grow as we have begun clinical trial for phase 1 studies.

We do not anticipate generating revenues in the foreseeable future other than future licenses sales or additional payments from licenses in effect, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2021 we had cash of $1,435 and receivable of $750,000 compared to cash of $3,218 in cash at March 31, 2020. Our accounts payable and accrued expense at March 31, 2021 was $636,831 consisting of $538,395 in accounts payable and $98,436 in accrued expense as compared to $852,664 in accounts payable as of March 31, 2020 consisting of accounts payable of $738,778, accrued consulting of $97,500 and accrued interest of $16,386 .

We have limited revenues from a license sale to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2021, consisted of $751,435 in cash and accounts receivable as compared to total current assets of $3,218 in cash as of March 31, 2020. The increase in current assets was due to the initial payment from a licenses sale during the year ended March 31, 2021.

Our total current liabilities as of March 31, 2021 were $1,223,940 as compared to total current liabilities of $2,878,922 as of March 31, 2020 The decrease in current liabilities was primarily attributed to due related parties of $123,217 from $1,283,607,derivative liability decrease to $302,156 compared to $603,836 in 2020 , offset by notes payable for convertible note of $ 161,736 in 2021 compared to $88,815 net of discount and note payable of zero in 2021 compared to $50,000 in the same period in 2020, The company also recorded a gain in debt forgiveness of $151,308 further reducing the accounts payable in 2021 over the same period in 2020.

As of March 31, 2021 the Company’s negative working capital was $472,505 compared to negative working capital of $2,875,704 as of March 31, 2020. The decrease in negative working capital of $2,403,199 from 2021 to 2020 can be attributed accounts receivable of $750,000 in 2021 over 2020 , decrease in accounts payables and accrued expenses of $215,833 and the decrease of accrual due related parties of $1,160,390.

Cash Flows

Operating Activities

Cash used in operating activities was $986,784 for the fiscal year ended March 31, 2021 compared to cash used in operating activities of $554,325 for the fiscal year ended March 31, 2020. The increase in cash used in operating activities is attributed mainly to accounts receivable of $750,000, and accrual of amounts due related parties decreased of $1,071,846 in 2021 over 2020

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2020 and 2021.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2021 was $985,000, compared to $426,071 for the fiscal year ended March 31, 2020. The cash provided by financing activities is due to the sale of preferred shares for $640,000, proceeds from convertible note of $295,000 and proceeds from note payable of $50,000 in 2021 compared to the sale of common stock and warrants of $115,000 proceeds from convertible notes of $150,000, proceeds from notes payable of $50,000 and the sale of preferred shares of $110,000.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2021, our company has accumulated deficit of $18,351,416 and a working capital deficit of $472,505. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital requirements noted below in their report on the financial statements for the year ended March 31, 2021 our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $20,000,000 to enable us to proceed with our plan of operations, including completion of our phase 1 and phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	53	July, 2014
Doug Karas	Independent Director	56	April 2016
Lowell Holden	Chief Financial Officer and Director	78	July 2014
Brandon Price (1)	Executive VP Business Development and Director	71	July, 2014

(1) On September 30, 2020 Brandon Price resigned as an officer and Director of the Company

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2021.

Name	Position	Filed Reports Timely
Sean Carrick	Officer, Director	Yes
Douglas Karas	Director	Yes
Lowell Holden	Officer, Director	Yes

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our outside director Douglas Karas who serves as Chairman of the committee and sole member. Mr. Karas is a Certified Public Account. Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

The audit committee along with the board of directors approves the retaining of the Independent Public Account Firm. When annual meets are held the firm is approved by the shareholders. At such meeting, representatives of the firm are invited to attend and interact with shareholders present through their independent statements plus answer appropriate questions from the shareholders in attendance. Continued engagement of the appointed Independent Registered Accounting Firm  continues until the audit committee along with the board of directors makes a recommendation for change.

We believe that the members of our board of directors, which includes the audit committee chairman, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition the audit committee and the board of directors reviews all correspondence from the audit firm along with qualifications and any changes in the personnel on the audit. The audit committee meets and or corresponds though the board members with the audit firm as needed.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation cash and accrual for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Brandon Price(2) Executive VP Business	2021	70,000	-	-	-	-	-	-	70,000
Development – Director	2020	140,000	-	-	5,571	-	-	-	185,571
	2019	84,000	-	-	-	-	-	-	84,000

Sean Carrick President-Director(3)	2021	252,000	100,000	-	-	-	-	-	352000
	2020	250,000	-	-	-	-	-	-	325,952
	2019	186,000	-	-	75,952	-	-	-	-

Lowell Holden(1)	2021	180,000	70,000	-	-	-	-	-	250,000
CFO, Director	2020	180,000	-	-	-	-	-	-	225,751
	2019	132,000	-	-	45,751	-	-	-	132,000

Douglas Karas(4), Director	2021	43,333	-	-	-	-	-	-	43,333
	2020	-	-	-	9,327	-	-	-	9,327
	2019	-	-	-	-	-	-	-	-

For the year ended March 31, 2021:

(1) The Chief Financial Officers was paid $90,000 in cash and accrued $90,000 in compensation. In addition $70,000 was accrued in bonus of which $60,000 was paid in common stock of the Company.

(2) The Executive Vice President accrued $70,000 in fees, which was paid in common stock of the Company. He resigned as an officer and director on September 30, 2020

(3) The President and Chief Executive Officer was paid $126,500 and accrued $125,500 in compensation. In addition $100,000 of bonus was accrued of which $15,000 was paid in cash $75,000 was paid in common stock of the Company

(4) The director of the Company was paid $20,000 in director fees and $23,333 in consulting fees, which was paid in stock.

As of March 31, 2021, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are employment contracts, with our executive officers, that could result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, or any change in control, or a change in the person’s responsibilities following a change in control of our company.

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

The following table sets forth outstanding options and holders as of March 31, 2021:

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2021.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2021 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Douglas Karas- Director 623 17th Street, Suite 4, Vero Beach FL 32960	1,080,234	1.01%
Common	Lowell Holden – CFO & Director (1) 623 17th Street, Suite 4, Vero Beach FL 32960	10,368,077	9.7%
Common	Sidney Lorio- 5% shareholder 623 17th Street, Suite 4, Vero Beach FL 32960	7,281,249	6.96%
Common	Sean Carrick President, Secretary & Director 623 17th Street, Suite 4, Vero Beach FL 32960	15,673,731	14.67%
Common	All directors and executive officers as a group (3 persons)	27,122,042	25.38%

(1) Mr. Holden holds 8,668,077 shares directly and 1,700,000 shares indirectly

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

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending March 31, 2021 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (3)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Chief Operation Officer (2)	$140,000	--
Director (4)	$20,000	--
Total	$592,000	18%

For the year ended March 31, 2021:

(1) The Chief Financial Officers was paid $90,000 in cash and accrued $90,000 in compensation. In addition $70,000 was accrued in bonus of which $60,000 was paid in common stock of the Company.

(2) The Executive Vice President accrued $70,000 in fees, which was paid in common stock of the Company. He resigned as an officer and director on September 30, 2020.

(3) The President and Chief Executive Officer was paid $126,500 and accrued $125,500 in compensation. In addition $100,000 of bonus was accrued of which $15,000 was paid in cash $75,000 was paid in common stock of the Company.

(4) The director of the Company was paid $20,000 in director fees and $23,333in consulting fees of which was paid in stock.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2021:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	6,829,869	7,858,779
Chief Financial Officer	617,346	3,647,523	4,264,869
Executive Vice President	617,346	1,267,553	1,884,899
Total	2,263,602	11,744,945	14,008,547

As of March 31, 2021, the Company had $123,217 due to officers and directors.

During the year ended March 31, 2020 an officer and director of the Company advanced the Company $37,620, $4,250 in cash and $33,370 in payment of accounts payable bills. As of March 31, 2020 the officer and director was owed $21,876.

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

During the year ended March 31, 2020 the Company accrued an additional $854,926 in fees for three officers and directors for the difference of the amount they received or accrued and the amount required per their employment contracts from the inception of the contracts for a balance due related parties of $1,283,607 as of March 31, 2020 compared to $ 88,000 for the same period in 2019.

During the year ended March 31, 2021 four officers and directors were issued 9,372,909 shares of common stock with a value of $575,412 for service.

During the year ended March 31, 2021 three officers of the Company converted $1,577,471 of accrued compensation into 16,931,101 shares of common stock of the Company.

During the year ended March 31, 2021 the Company paid the related parties (three officers and directors) $216,500 in consulting fees in cash and accrued $123,217 of the consulting fees.

During the year ended March 31, 2021 an officer of the Company advanced the Company $26,418, $14,000 in payment of accounts payable, 10,384 in cash. The Company repaid $30,910 during the year from a balance of the previous year of $21,876 and $7,000 from this year’s advances, leaving a balance due of $17,384.

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

We currently act with three directors, consisting of Lowell Holden, Doug Karas and Sean Carrick. We have a standing but not independent audit committee except for our one independent director, Doug Karas , but not a standing compensation or nominating committee, for which our entire board of director’s act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for the fiscal year March 31, 2021 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2021	2020
Audit fees	$22,500	$13,750
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

NASCENT BIOTECH INC.
(Registrant)

Dated: July 8, 2021	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 8, 2021	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: July 8, 2021	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: July 8, 2021	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. (“the Company”) as of March 31, 2021, and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition –

The Company recognizes revenue per the milestones specific to one license agreement from which revenue is earned. Significant judgment is exercised by the Company in determining revenue recognition under the license agreement, and includes the following:

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, optional purchases, and free services).

The recognition and evaluation of revenue under the noted agreement is determined to be complex and involves significant judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions on performance obligations met and revenue recognized during the period under ASC 606.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition under the licensing agreement included the following:

•	We tested management’s assessment and determination of the timing of revenue recognition in accordance with the milestones outlined per the license agreement and application of accounting guidance under ASC 606.
•	We evaluated management's significant accounting policies related to the licensing agreement for reasonableness.
•	We obtained the licensing agreement and performed the following procedures:

-	Obtained and read the master agreements and other documented communications that were relevant to the agreement and milestones per the contact.
-	Tested management's identification and treatment of contract terms.
-	Assessed the terms in the license agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•	We independently confirmed amounts earned during the period with the third party that entered into the licensing agreement with the Company.

•	We tested the receipt of payments and the associated timing of revenue recognized in the financial statements.

We have served as the Company’s auditor since 2019. Spokane, Washington
July 8, 2021

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2021	2020

ASSETS
Current assets:
Cash	$1,435	$3,218
Accounts receivable	750,000	--

Total current assets	751,435	3,218

Total assets	$751,435	$3,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$636,831	$852,664
Convertible note- net of discount	161,736	88,815
Derivative liability	302,156	603,836
Note payable	--	50,000
Due related parties	123,217	1,283,607
Total current liabilities	1,223,940	2,878,922

Total liabilities	1,223,940	2,878,922

Commitments and Contingencies	--	--

Stockholders’ equity:
Preferred stock, $0.001 par value,50,000,000 authorized, 54,130 Series A and 60,000 issued and outstanding, respectively	54	60
Common stock, $0.001 par value, 500,000,000 authorized, 104,834,083 and 44,890,262 issued and outstanding, respectively	104,834	44,890
Additional paid-in capital	17,774,023	13,916,995
Accumulated deficit	(18,351,416)	(16,837,649)
Total stockholders’ equity (deficit)	(472,505)	(2,875,704)
Total liabilities and stockholders’ equity	$751,435	$3,218

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2021	2020

Revenue	$750,000	$--

Operating expenses:
Consulting expense	1,469,171	2,832,672
General and administrative expense	359,259	320,940
Research and development	321,938	293,709
Income (loss) from operations	(1,400,368)	(3,447,311)

Other income (expense):
Interest income	5	6
Interest expense	(269,382)	(86,632)
Finance costs	(19,411)	--
Gain on debt forgiveness	151,308
Other expense	(369)	--
Original interest debt discount	(67,250)
Gain on change in fair value of derivative liabilities	646,705	(470,216)
Total other income (expense)	441,601	(556,848)

Net income (loss) before income tax	(958,767)	(4,004,153)

Income tax	--	-

Net income (loss)	$(958,767)	$(4,004,153)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	72,342,193	34,392,716

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2021 AND 2020

							Total
	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2019	--	--	32,646,635	$32,647	$12,318,685	$(12,833,496)	$(482,164)
Common stock issued for cash	--	--	1,350,000	1,350	113,650	--	115,000
Common stock issued for service	--	--	6,300,000	6,300	921,000	--	927,300
Common stock issued to related parties for service	--	--	1,345,522	1,345	175,077	--	176,422
Common stock issued for the conversion of preferred shares	(50,000)	(50)	757	757	(707)	--	--
Common stock issued for warrant exercise	--	--	21,427	21	1,050	--	1,071
Common stock issued accrued payables – related parties	--	--	2,469,536	2,470	290,850	--	293,320
Preferred shares issued	110,000	110	--	--	109,890	--	110,000
Financing cost	--	--	---	-	(12,500)	--	(12,500)

Net loss	--	--	--	--	--	(4,004,153)	(4,004,153)

Balance at March 31, 2020	60,000	60	44,890,262	44,890	13,916,995	(16,837,649)	(2,875,704)
Common stock issued for service	--	--	2,422,902	2,423	208,017	--	210,440
Common stock issued to related parties for service	--		9,372,909	9,373	566,039	--	575,412
Common stock issued for the conversion of preferred shares	(745,870)	(746)	26,657,443	26,657	(11,636)	--	14,275
Common stock issued for accrued payables- related parties	--	--	16,931,101	16,931	1,560,540	--	1,577,471
Common stock issued for accounts payable	--	--	577,287	578	44,223	--	44,801
Common stock issued for convertible debt	--	--	3,982,179	3,982	195,585	--	199,567
Preferred shares issued for cash	640,000	640	--	--	639,360	--	640,000
Preferred shares issued for notes payable	100,000	100	--	--	99,900	--	100,000
Deemed dividend from down round	--	--	--	--	555,000	(555,000)	--

Net loss	--	--	--	--	--	(958,767)	(958,767)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2021	2020

Cash flows from operating activities:
Net loss	$(958,767)	$(4,004,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	210,440	927,300
Stock based compensation- related parties	575,412	176,422
Change in fair value of derivative liabilities	(646,705)	470,216
Debt discount	67,250	61,185
Financing cost	19,412	(1,250)
Gain on debt forgiveness	(151,308)	--
Changes in operating assets and liabilities:
Accounts receivable	(750,000)	--
Accounts payable and accrued expenses	230,401	327,028
Due to related parties	417,081	1,488,927
Net cash used in operating activities	(986,784)	(554,325)

Cash flows from financing activities:
Proceeds from the sale of common stock	--	115,000
Proceeds from convertible note	295,000	150,000
Proceeds from notes payable	50,000	50,000
Proceeds from the sale of preferred shares and warrants	640,000	110,000
Common stock issued for warrants exercised	--	1,071
Net cash provided by financing activities	985,000	426,071

Net increase (decrease) in cash	(1,784)	(128,254)
Cash – beginning of year	3,218	131,472
Cash – end of year	$1,434	$3,128

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON MONETARY TRANSACTIONS
Common stock issued for payables – related parties	$1,577,471	$282,000
Common stock issued for retiring preferred shares	$14,275	$757
Preferred shares issued for notes payable	$100,000	$--
Common stock issued for convertible debt	$199,567	$--
Common stock issued for accounts payable	$44,801	$--

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer. The Company opened Phase 1 clinical studies during the fourth quarter of this fiscal year and enrolled its first cohort of three patients.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Nascent Biotech, Inc. and its wholly-owned subsidiary Nascent Biologics, Inc, which has been inactive since March 2015. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March 31, 2021 did not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended March 31, 2021. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

Revenue recognition

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

The Company implemented the transition using the modified retrospective method of transition. The funds are not earned on milestones that have not been reached per the contract. Based on the cut off treatment of the recognition of revenue per the milestones specific to the license agreements, the Company has determined that there are no adjustments in the value of the revenue recognized from these contracts.

The Company has one revenue streams, which is the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the years ended March 31, 2021 and 2020, respectively.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project, or expensed as research and development as the material are consumed, or written off if a product is abandoned. At March 31, 2021 and 2020, the Company had zero capitalized associated with materials held with a future alternative use. The cost of these materials was expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2021 and 2020, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2021 and 2020.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2021 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As of March 31, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended March 31, 2021:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$--	$--	$603,836
Change in fair value at initial issuance	--	--	544,592
Change in fair value due to conversion of debt			(199,567)
Change in fair value of the derivative	--	--	(646,705)
	--	--
Balance at March 31, 2021	$--	$--	302,156

The estimated fair value of the derivative liabilities at March 31, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	1.80%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	206.00%

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $472,505 and an accumulated deficit of $18,351,416 as of March 31, 2021. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and an independent directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending March 31, 2021 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (3)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Chief Operation Officer(2)	$140,000	--
Director (4)	$20,000	--
Total	$592,000	18%

For the year ended March 31, 2021:

(1) The Chief Financial Officers was paid $90,000 in cash and accrued $90,000 in compensation. In addition $70,000 was accrued in bonus of which $60,000 was paid in common stock of the Company.

(2) The Executive Vice President accrued $70,000 in fees, which was paid in common stock of the Company. He resigned as an officer and director on September 30, 2020

(3) The President and Chief Executive Officer was paid $126,500 and accrued $125,500 in compensation. In addition $100,000 of bonus was accrued of which $15,000 was paid in cash $75,000 was paid in common stock of the Company

(4) The director of the Company was paid $20,000 in director fees and $23,333in consulting fees of which was paid in stock.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2021:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	6,829,869	7,858,779
Chief Financial Officer	617,346	3,647,523	4,264,869
Executive Vice President	617,346	1,267,553	1,884,899
Total	2,263,602	11,744,945	14,008,547

As of March 31, 2021, the Company had $123,217 due to officers and directors.

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

During the year ended March 31, 2020 the Company accrued an additional $854,926 in fees for three officers and directors for the difference of the amount they received or accrued and the amount required per their employment contracts from the inception of the contracts for a balance due related parties of $1,283,607 as of March 31, 2020 compared to $ 88,000 for the same period in 2019.

During the year ended March 31, 2021 four officers and directors were issued 9,372,909 shares of common stock with a value of $575,412 for service.

During the year ended March 31, 2021 three officers of the Company converted $1,577,471 of accrued compensation into 16,931,101 shares of common stock of the Company.

During the year ended March 31, 2021 the Company paid the related parties (three officers and directors) $216,500 in consulting fees in cash and accrued $308,833 of the consulting fees for a total of $525,333.

During the year ended March 31, 2021 an officer of the Company advanced the Company $26,418, $14,000 in payment of accounts payable, 10,384 in cash. The Company repaid $30,910 during the year from a balance of the previous year of $21,876 and $7,000 from this year’s advances, leaving a balance due of $17,384.

NOTE 5 – LICENSE SETTLEMENT

On October 12, 2017, the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of March 31, 2021, the consultant is owed $23,000 .

NOTE 6 – EQUITY

On July 9, 2020, the Company increased its authorized shares to 550,000,000 consisting of 50,000,000 preferred shares and 500,000,000 common shares all at par value $0.001.

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

During the year ended March 31, 2020 the Company redeemed preferred shares for shares of common stock

During the year ended March 31, 2021 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1 by September 21, 2020 for the common stock to be converted and the underlying common shares for the warrants. The S-1 has not been filed.

During the year ended March 31, 2021 the Company issued 26,657,443 shares of common stock for the conversion of 745,870 shares of preferred stock and $14,013 in interest.

Common Stock

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

During the year ended March 31, 2021 four officers and directors were issued 9,372,909 shares of common stock with a value of $575,412 for service.

During the year ended March 31, 2021 three officers of the Company converted $1,577,471 of accrued compensation into 16,931,101 shares of common stock of the Company.

During the year ended March 31, 2021  the Company issued 26,657,443 shares of common stock for the conversion of 746,000 shares of preferred stock and $14,013 in interest.

During the year ended March 31, 2021 the Company issued 577,287 shares of common stock with a value of $44,801 for accounts payable.

During the year ended March 31, 2021 the Company issued 2,422,902 shares of common stock with a value of $210,440 for service.

During the year ended March 31, 2021 the Company issued 3,982,179 shares of common stock with a value of $199,567 for the conversion of debt.

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

During the years ended March 31, 2021 and 2020, the Company expensed zero, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is zero as of March 31, 2021 and 2020.

The following sets forth the options granted and outstanding during the years ended March 31, 2021 and 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value

Outstanding at March 31, 2019	1,405,000	$0.34	6.80	1,397,000		$--
Granted
Exercised
Outstanding at March 31, 2020	1,405,000	$0.34	5.80	1,405,000	$	_
Granted
Exercised
Outstanding at March 31, 2021	1,405,000	$0.34	4.80	1,405,000		$--

NOTE 8 – WARRANTS

During the year ended March 31, 2020 two individuals exercised 21,427 warrants into 21,427 shares of common stock for cash of $1,071.

During the year ended March 31, 2020, 216,320 warrants expired.

During the year ended March 31, 2021, the Company granted 3,700,000 warrants to four entities as part of the issuance of 740,000 Series A convertible preferred shares. The warrants expire in two years from grant date and are convertible into common stock at $0.15 per share. The warrants contain an anti-dilution clause which become effective if any instrument is issued after the warrant issuance is converted into common stock at a price lower than the warrant conversion price.

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-$0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000.

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2021 was.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value

Outstanding at March 31, 2019	237,747	$0.20	.25	$18,470
Granted	--	--	--	--
Exercised	(21,427)	0.05	--	--
Expired	(216,320)	0.05	--	--
Outstanding at March 31, 2020	--	$0.00	0.00	$--
Granted	3,700,000	0.15	2.00
Exercised	--	--	--	--
Expired	--	--	--	--
Outstanding at March 31, 2021	3,700,000	$0.15	1.35	$--

As of March 31, 2021 there were 3,700,000 warrants outstanding.

NOTE 9 – INCOME TAXES

At March 31, 2020 and 2021, the Company had federal net operating loss carry forwards of approximately $11,293,780 and $11,466,695, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2020 and 2021:

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss	$172,915	$2,371,694
Less: Valuation allowance	(172,915)	(2,371,694)
Net deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2021.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2020 and 2021 at 21%.

The Company due to its loses has not filed US Corporate tax returns and is subject to examination back to March 31, 2015.

NOTE 10 – CONVERTIBLE DEBT

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

On July 7, 2020, $50,000 of the one year convertible note payable was converted into 50,000 shares of series A preferred

On October 28, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matures on October 28,2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years.

On November 11, 2020, the Company issued a $82,500 convertible note with an OID of $7,500. The note matures on October 28,2021 and bears fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 35% discount to the lowest trading price during the 20 days prior to conversion.

On February 16, 2021 , the Company issued a $100,000 convertible note with an OID of $5,000. The note matures on February 16, 2022 and bears fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 30% discount to the lowest trading price during the 15 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 213% and expected life of 1.00 years.

During the year ended March 31, 2021, the Company issued 3,982,179 shares of common stock for the conversion of $199,567 of convertible debt leaving a principal balance of $11,250.

NOTE 11 – NOTE PAYABLE

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

NOTE 12 – LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials, which started in March 2021. In addition, the Company will receive $750,000 upon the enrollment of the 12th patient or the dosage level of 8.0 mg/kg, whichever is achieved first. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years.

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

As of March 31, 2020 the Company accrued $150,000 of maintenance fees plus interest of $28,000 for a total of $178,000.

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

On October 30, 2020, the Company signed a term sheet with Alpha Holdings, Inc (Alpha) whereby Alpha, subject to a definitive agreement agreeable to both parties will invest US $ 5,000,000 in the Company. The term sheet outlines the terms of the agreement with a projected closure by December 31, 2020 for an initial investment of $2,500,000 and an additional investment of $2,500,000 on about April 30, 2021. The investment will be in the Company’s common stock to be priced at a low of nine cents per share and a high of 10 cents per share subject to a 90 day weighted average pricing before closing. Upon completion of the $5,000,000 investment Alpha may elect a majority of the board of directors of the Company. The Company determined that Alpha was treating this as an acquisition and not investment requiring control of the board of directors In the best interest of all shareholders the Company terminated it discussions with Alpha Holdings, Inc as of December 30, 2020.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2021 54,130 shares of preferred stock was converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

On April 9, 2021, a director converted an accounts payable of $23,333 into 307,010 shares of Common stock

On April 19, 2021 the Licensee paid the initial payment of $ 1,000,000 to the Company. The payment was treated as $750,000 for accounts receivable and $250,000 as deferred revenue.

On April 20, 2021, the Company paid the outstanding convertible note held by JSJ Investments, Inc, a total of $186, 205 in principal, interest and premium. The reserved shares were returned to treasury.

On April 22, 2021, the Company paid the outstanding convertible note held by Harbor Gate Capital, LLC, a total of $115,500 in principal, interest and premium. The reserved shares were returned to treasury.

On June 28, 2021, 50,000 shares of common stock with a value of $5,250 was issued for legal service.

On June 30, 2021, 568,719 shares of common stock with a value of $54,715 was issued to two officers and a director for service.

The Company has evaluated subsequent events to determine events occurring after March 31, 2021 through July 8, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

