Form 10-Q
period 2021-06-30
Nascent Biotech Inc.
filed 2021-08-12
CIK 1622057

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

623 17th Street Suite 4 Vero Beach, FL	32960
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 11, 2021 the Registrant had 107,728,175 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$268,835	$1,435
Accounts receivable	-	750,000
Prepaid	7,038	-
Total current assets	275,873	751,435

Total assets	$275,873	$751,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$614,427	$636,831
Convertible note- net of discount	52,655	161,736
Derivative liability	137,574	302,156
Due to related parties	55,500	123,217
Deferred revenue	250,000	-
Total current liabilities	1,110,156	1,223,940

Total liabilities	1,110,156	1,223,940

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none and 54,130 issued and outstanding. respectively	-	54
Common stock, $0.001 par value; 500,000,000 authorized, 107,728,175 and 104,834,083 issued and outstanding, respectively	107,728	104,834
Additional paid-in capital	17,859,481	17,774,023
Accumulated deficit	(18,801,492)	(18,351,416)
Total stockholders’ deficit	(834,283)	(472,505)
Total liabilities and stockholder’ deficit	$275,873	$751,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Consulting	$162,813	$359,815
General and administrative expense	224,790	57,781
Research and development	55,206	133,732
Loss from operations	(442,809)	(551,348)

Other income (expense):
Interest income	6	-
Change in fair value	164,582	438,567
Gain on debt settlement	5,000	-
Financing costs	(66,150)	(3,000)
Original interest discount	(107,199)	-
Interest expense	(3,506)	(88,190)
Total other income (expense)	(7,267)	347,337

Net loss	$(450,076)	$(203,971)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	107,064,811	47,661,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)
Common stock issued for related parties for service	-	-	2,007,000	2,007	188,908	-	190,915
Common stock issued for AP- related parties	-	-	13,831,101	13,831	1,374,041	-	1,387,872
Common stock issued for AP settlement	-	-	35,715	36	4964	-	5,000
Common stock issued for service	-	-	677,000	677	84,763	-	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	-	13,011

Net loss	-	-	-	-	-	(203,971)	(203,971)

Balance at June 30, 2020	-	$-	62,793,607	$62,795	$15,581,388	$(17,041,620)	$(1,397,437)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock issued to related parties	-	-	568,719	569	59,147	-	59,716
Common stock issued for service	-	-	50,000	50	5,200	-	5,250
Common stock issued for AP – related parties	-	-	307,010	307	23,025	-	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1914)	-	-

Net loss	-	-	-	-	-	(450,076)	(450,076)

Balance at June 30, 2021	-	$-	107,728,175	$107,728	$17,859,481	$(18,801,492)	$(834,283)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Cash flows from operating activities:	$-	$-
Net loss	(450,076)	(203,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	59,716	190,915
Stock-based compensation	5,250	85,440
(Gain) loss in fair value of derivative liability	(164,582)	(438,567)
Change in discount expense	173,349	72,435
Changes in operating assets and liabilities:
Accounts receivable	750,000	-
Accounts payable and accrued expenses	(84,329)	108,437
Deferred revenue	250,000	-
Prepaid	(7,038)	-
Due to related parties	(44,385)	132,525
Net cash provided by (used in) operating activities	487,905	(52,786)

Cash flows from financing activities:
Repayment of convertible notes	(220,500)	-
Proceeds from notes payable	-	50,000
Net cash provided (used) by financing activities	(220,500)	50,000

Net increase (decrease) in cash	267,405	(2,786)
Cash -beginning of year	1,434	3,218
Cash -end of period	$268,839	$432

SUPPLEMENT DISCLOSURES:
Interest paid	$15,055	$-
Income taxes paid	$-	$-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$1,968	$13,011
Common stock issued for accrued expenses- related party	$23,332	$1,387,872
Common stock issued for accounts payable	$-	$5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc. (“Nascent” or the “Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a pre-clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer.

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1 clinical trials.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2020 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2021. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has one revenue stream, which is the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes the change in the fair value of the derivative liabilities during the three months ended June 30, 2021:

Fair value as of March 31, 2021	$302,156
Additions at fair value	-
Transfers in (out) of Level 3	-
Change in fair value	(164,582)
Fair value as of June 30, 2021	$137,574

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts for the two active officers as of June 30, 2021:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	7,177,269	8,206,179
Chief Financial Officer	617,346	3,821,223	4,438,569
Total	1,646,256	10,998,492	12,644,748

As of June 30, 2021, the Company had $55,500 due to officers and directors.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$250,000
Chief Financial Officer	$180,000
Total	$430,000

During the three months ended June 30, 2020 three officers and directors were issued 2,007,000 shares of common stock with a value of $190,915 for service.

During the three months period ended June 30, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

During the three months ended June 30, 2021 three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the three months period ended June 30, 2021 a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

NOTE 5 – EQUITY

Preferred

On July 25, 2019, the Company issued 110,000 shares of series A convertible preferred to one entity with a value of $110,000 for cash. Each share of series A preferred is convertible after 180 days to four shares of common stock or at the lowest of: (i) the fixed conversion price; (ii) the equitant of 70% of the lowest closing price for the 20 days prior to the conversion of the preferred shares plus 7% per annum interest.

During the three months ended June 30, 2020 the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock. As of June 30, 2020 the number of preferred shares outstanding was zero.

On April 1, 2021, 54,130 shares of preferred stock was converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

Common

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

During the three months ended June 30, 2021 three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the three months period ended June 30, 2021 a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the three months ended June 30, 2021 the Company issued 50,000 shares of common stock with a value of $5,250 for service.

NOTE 6 – OPTIONS

As of June 30, 2021, there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the three months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2021	1,405,000	$0.34	4.80	1,405,000	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at June 30, 2021	1,405,000	$0.34	4.55	1,405,000	$-

The weighted average remaining life and intrinsic value of the options as of June 30, 2021, was 4.55 years and zero, respectively.

NOTE 7 – WARRANTS

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

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2021 was

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2020	-	$0.00	0.00	$-
Granted	3,700,000	0.15	2.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2021	3,700,000	$0.15	1.35	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2021	3,700,000	$0.04	1.10	$-

NOTE 8 - CONVERTIBLE DEBT

On May 7, 2020, The Company issued an 8% $50,000 one year convertible note. The note is convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

On July 7, 2020, $50,000 of the one year convertible note payable was converted into 50,000 shares of series A preferred

On October 28, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matures on October 28,2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years. On April 20,2021 note was paid off with the principal of $138,000, accrued interest of $6,805 and financing costs of $41,400.

On November 11, 2020, the Company issued a $82,500 convertible note with an OID of $7,500. The note matures on October 28,2021 and bears fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 35% discount to the lowest trading price during the 20 days prior to conversion. On April 22, 2021, the note was paid consisting of principal of $82,500, accrued interest of $8,250 and finance costs of $24,750.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As June 30, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended June 30, 2021:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2021	$-	$-	$302,156
Change in fair value of the derivative	-	-	(164,582)
	--	--
Balance at June 30, 2021	$-	$-	$137,574

The estimated fair value of the derivative liabilities at June 30, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.16%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	200.00%

NOTE 10 –COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2021 $299,960 was due for the annual maintenance fee, first patient dosage of phase 1 plus interest.

On March 9, 2020, the Board of Directors of the Company adapted an expense bonus program. Under the program, if an acquisition, merger or change in control is effected, 10% of the value of the transaction will be allocated to pay the expenses of the transaction including but not limited to legal, accounting, transfer fees and other miscellaneous expense. The balance of the fund after expenses will be allocated 20% to directors and 80% to officers and employees of the Company as allocated by the Chief Executive Officer and approved by the Board of Directors.

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials , which started in March 2021. In addition, the Company will receive $750,000 upon the enrollment of the 12th patient or the dosage level of 8.0 mg/kg, whichever is achieved first. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after June 30, 2021 through August 11, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent Biotech, Inc (“Nascent” or the “Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan.

Nascent is a phase 1 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA.

In addition, Nascent has begun, in collaboration with academic and corporate partners, to assess the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus (responsible for COVID-19).

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company has commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic.

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

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2021 and 2020, respectively.

General and administrative expenses for the three month periods ended June 30, 2021 was $224,790 compared to $57,781 in 2020. Consulting expense for the three months periods ending June 30,2021 was $162,813 compared to $359,815 for the same period in 2021. This increase in expenses for the three months ended June 30, 2021 over the same period in 2020 was due primarily to an annual license fee of $150,000 accounted for in this quarter.

Research and development expenses for the three month periods ended June 30, 2021 was $55,206 compared to $133,732 in the same period in 2020. This decrease in expenses for the three months ended June 30, 2021 over the same period in 2020 reflected decreased testing required in the filing of the IND with the FDA.

Total other expense incurred in the three month periods ended June 30, 2021 was $7,267, compared to other income of $347,337 in the same period in 2020. Other expense in 2021 consisted of a gain on the change of fair value of $164,582 offset by interest expense of $3,506 discount interest of $107,199 and finance costs of $66,150 from pay off convertible notes.

For the three month periods ended June 30, 2021, our net loss was $450,076 compared to a net loss of $203,971 for the same periods in 2020. The difference between the periods relates to higher general and administrative cost offset by increased other expense in 2021 over other income in 2020.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2021, the Company’s negative working capital of $834,283. Current assets consist of cash of $268,835 and prepaid of $7,038 with current liabilities $1,110,156 consisting of accounts payable of $614,427, convertible notes, net of discount of $$52,655, deferred revenue of $250,000 plus derivative liability of $137,574 and due related parties of $55,500.

Net cash provided by operating activities in the three months period ended June 30, 2021 was $487,905 compared to net cash used of $52,786 in the same period in 2020. The variance between the same periods in 2021 and 2020 relates mainly accounts receivable collection of $750,000 for the three months period ended June 30, 2021.

Net cash used in financing activities for the three months period ended June 30, 2021 was $220,500 compared to net cash provided by financing activities of $50,000 in the same period in 2020. Cash used was a function of the repayment of two convertible notes totaling $220,500 in the three months period ended June 30, 2021

As of June 30, 2021, the Company had total assets of $275,873 and total liabilities of $1,110,159. Stockholders’ deficit as of June 30, 2021 was $834,283. This compares to a stockholders’ deficit of $472,505 as of March 31, 2021. Liabilities decreased in 2021 mainly due to the conversion of related party accrued compensation into common stock, lower derivative liability offset by deferred revenue of $250,000 verses March 31, 2020.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase II clinical trials which is scheduled to begin in 2022 subject to the completion of phase 1 and FDA approval to proceed to phase 2.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2021

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the three months ended June 30, 2021 three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the three months period ended June 30, 2021 a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the three months ended June 30, 2021 the Company issued 50,000 shares of common stock with a value of $5,250 for service

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

NASCENT BIOTECH, INC.

Dated: August 11, 2021	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

