Form 10-Q
period 2021-09-30
Nascent Biotech Inc.
filed 2021-11-04
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021 the Registrant had 107,728,175 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$102,386	$1,435
Accounts receivable	-	750,000
Prepaid	3,038	-
Total current assets	105,424	751,435

Total assets	$105,424	$751,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$596,675	$636,831
Convertible note- net of discount	79,121	161,736
Derivative liability	152,941	302,156
Due to related parties	72,000	123,217
Deferred revenue	250,000	-
Total current liabilities	1,150,737	1,223,940

Total liabilities	1,150,737	1,223,940

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none and 54,130 issued and outstanding, respectively	-	54
Common stock, $0.001 par value; 500,000,000 authorized, 107,728,175 and 104,834,083 issued and outstanding, respectively	107,728	104,834
Additional paid-in capital	17,859,481	17,774,023
Accumulated deficit	(19,012,522)	(18,351,416)
Total stockholders’ deficit	(1,045,313)	(472,505)
Total liabilities and stockholder’ deficit	$105,424	$751,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Consulting	$118,000	$360,920	$280,813	$720,735
General and administrative expense	27,461	110,390	239,323	168,171
Research and development	84,777	89,693	152,911	223,445
Loss from operations	(230,238)	(561,003)	(673,047)	(1,112,351)

Other income (expense):
Interest income	4	-	10	3
Change in fair value	151,300	201,464	315,882	640,030
Gain on debt settlement	-	-	5,000	-
Financing costs	(35,000)	-	(101,150)	(3,000)
Original interest discount	(94,466)	-	(201,665)	-
Interest expense	(2,630)	(58,755)	(6,136)	(146,946)
Total other income (expense)	19,208	142,709	11,941	490,087

Net loss	$(211,030)	$(418,294)	$(661,106)	$(622,265)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	107,728,175	64,342,645	107,342,417	57,531,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)
Common stock issued for related parties for service	-	-	2,007,000	2,007	188,908	-	190,915
Common stock issued for AP- related parties	-	-	13,831,101	13,831	1,374,041	-	1,387,872
Common stock issued for AP settlement	-	-	35,715	36	4964	-	5,000
Common stock issued for service	-	-	677,000	677	84,763	-	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	-	13,011

Net loss	-	-	-	-	-	(203,971)	(203,971)
Balance at June 30, 2020	-	-	62,793,607	62,795	15,581,388	(17,041,620)	(1,397,437)
Preferred shares issued for cash	640,000	640	-	-	639,360	-	640,000
Preferred shares issued for debt	100,000	100	-	-	99,900	-	100,000
Common stock issued for service	-	-	728,572	728	43,423	-	44,151
Common stock issued for service-related parties	-	-	918,115	918	63,350	-	64,268
Common stock issued for convertible debt	-	-	2,677,397	1,677	147,323	-	150,000
Common stock issued for accounts payable	-	-	63,000	63	6,237	-	6,300

Net loss	-	-	-	-	-	(418,294)	(418,294)

Balance at September 30,2020	740,000	740	67,180,691	67,181	16,580,981	(17,495,914)	(811,012)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock issued to related parties	-	-	568,719	569	59,147	-	59,716
Common stock issued for service	-	-	50,000	50	5,200	-	5,250
Common stock issued for AP – related parties	-	-	307,010	307	23,025	-	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1914)	-	-

Net loss	-	-	-	-	-	(450,076)	(450,076)
Balance at June 30, 2021	-	-	107,728,175	107,728	17,859,481	(18,801,492)	(834,283)

Net loss	-	-	-	-	-	(211,030)	(211,030)

Balance at September 30, 2021	-	$-	107,728,175	$107,728	$17,859,481	$(19,012,522)	$(1,045,313)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(661,106)	$(622,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	59,716	354,309
Stock-based compensation	5,250	-
(Gain) loss in fair value of derivative liability	(315,883)	(640,030)
Debt discount expense	201,665	122,435
Changes in operating assets and liabilities:
Accounts receivable	750,000	-
Accounts payable and accrued expenses	(37,267)	(112,375)
Deferred revenue	250,000	-
Prepaid	(3,038)	-
Due to related parties	(27,885)	274,265
Net cash provided by (used in) operating activities	$221,452	(594,020)

Cash flows from financing activities:
Proceeds from the sale of preferred shares for cash	-	640,000
Proceeds from convertible notes	200,000	-
Repayment of convertible notes	(320,500)	-
Proceeds from notes payable	-	50,000
Net cash provided (used) by financing activities	(120,500)	690,000

Net increase (decrease) in cash	100,952	95,960
Cash -beginning of year	1,435	3,218
Cash -end of period	$102,386	$99,198

SUPPLEMENT DISCLOSURES:
Interest paid	$20,055	$-
Income taxes paid	$-	$-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$1,968	$13,011
Common stock issued for accrued expenses- related party	$23,332	$1,387,872
Common stock issued for accounts payable	$-	$11,300
Common stock issued for convertible debt	$-	$150,000
Common stock issued for notes payable	$-	$100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc. (“Nascent” or the “Company”) was incorporated on March 3, 2014, under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a Phase 1 clinical stage biopharmaceutical company that focuses on biologic drug candidates that are being clinical tested for the treatment of brain and pancreatic cancer.

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trial. On March 15, 2021, the Company opened phase1 clinical trials. The trial is a dose escalation trial to determine toxicity levels of the drug with patients. As of September 30, 2021, the trials are on the second cohort of patients with the dose escalation of 4.8mg/kg.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the six months ended September 30, 2020 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2021. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

We have identified the conversion features of certain of our convertible notes payable as derivatives. We estimate the fair value of the derivatives using the American Option Binomial Lattice pricing model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders deficit.

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

Accounts Receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three and six months ended September 30, 2021, and 2020, respectively.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has incurred losses from operations. The Company has received limited revenue through the sale of a license agreement to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts for the two active officers as of September 30, 2021:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	7,177,269	8,206,179
Chief Financial Officer	617,346	3,821,223	4,438,569
Total	1,646,256	10,998,492	12,644,748

As of September 30, 2021, the Company had $72,000due to officers and directors.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares, so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company.

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$250,000
Chief Financial Officer	$180,000
Total	$430,000

During the six months ended September 30, 2020, four officers and directors were issued 2,925,115 shares of common stock with a value of $247,655 for service.

During the six months period ended September 30, 2020, three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

During the six months ended September 30, 2020, the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

During the six months ended September 30, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the six months period ended September 30, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the six months period ended September 30, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service.

During the six months period ended September 30, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

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

During the six months period ended September 30, 2020, the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants: 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition, the Company agreed to filing an S-1 for the common stock to be converted and the underlying common shares for the warrants.

During the six months ended September 30, 2020, the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

On April 1, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

Common

During the six months ended September 30, 2020, the Company issued 98,715 shares of common stock with a value of $10,875 for settlement of accounts payable.

During the Six months ended September 30, 2020, the Company issued 1,405,572 shares of common stock with a value of $136,245 for service.

During the six months ended September 30, 2020, the Company issued 1,352,529 shares of common stock for the conversion of 60,000 shares of preferred stock.

During the six months ended September 30, 2020, three officers and a director were issued 2,925,115 shares of common stock with a value of $247,655 for service.

During the six months ended September 30, 2020, the Company issued 2,677,397 shares of common stock for the conversion of $150,000 of convertible debt.

During the six months period ended September 30, 2020, three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

During the six0months ended September 30, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the six months period ended September 30, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the six months ended September 30, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service.

NOTE 6 – OPTIONS

As of September 30, 2021, there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero. In addition 475,000 options expired for the resignation of an officer and director plus the termination of consultants holding options that were not converted in the required time period after termination.

The following sets forth the options granted and outstanding during the six months ended September 30, 2021:

		Weighted Average	Weighted Average Remaining	Number of
	Options	Exercise Price	Contract Life	Options Exercisable	Intrinsic Value
Outstanding at March 31, 2021	1,405,000	$0.34	4.80	1,405,000	$-
Granted	-	--	-	-	-
Exercised
Expired	(475,000)	--	-	(475,000)	-
Outstanding at September 30, 2021	930,000	$0.379	4.30	930,000	$-

The weighted average remaining life and intrinsic value of the options as of September 30, 2021, was 4.30 years and zero, respectively.

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

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021, the valuation resulted in a deemed dividend from the down round calculation of $555,000.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2021, was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2020	-	$0.00	0.00	$-
Granted	3,700,000	0.15	2.00
Exercised	-	-	--	-
Expired	-	-	--	-
Outstanding at March 31, 2021	3,700,000	$0.04	1.35	$-
Granted	-	-	--	-
Exercised	-	-	--	-
Expired	-	-	--	-
Outstanding as of September 30, 2021	3,700,000	$0.04	0.85	$-

NOTE 8 – CONVERTIBLE DEBT

On May 7, 2020, the Company issued an 8% $50,000 one year convertible note. The note is convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

On July 7, 2020, $50,000 of the one-year convertible note payable was converted into 50,000 shares of series A preferred shares.

On October 28, 2020, the Company issued a $138,000convertible note with an OID of $10,000. The note matures on October 28,2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years. On April 20, 2021, note was paid with the principal of $138,000, accrued interest of $6,805 and financing costs of $41,400.

On November 11, 2020, the Company issued a $82,500 convertible note with an OID of $7,500. The note matures on October 28,2021 with a fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 35% discount to the lowest trading price during the 20 days prior to conversion. On April 22, 2021, the note was paid consisting of principal of $82,500, accrued interest of $8,250 and finance costs of $24,750.

On February 16, 2021, the Company issued a $100,000 convertible note with an OID of $5,000. The note matures on February 16, 2022, and bears fixed interest of 10%. After 180 days the note may be converted into common stock of the Company at a 30% discount to the lowest trading price during the 15 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 213% and expected life of 1.00 years. On August 16, 2021, the note was paid consisting of principal of $100,000, accrued interest of $5,000 and financing costs off $35,000.

On August 10, 2021, the Company issued a $200,000 convertible note. The note matures on February 10, 2022, and bears fixed interest of 10%. Within 180 days of issuance the note may be repaid at an escalating premium up to 125% of the face value of the note. After 180 days the note may be converted into common stock of the Company at $0.06 per share or a 25% discount to the lowest trading price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. As of September 30, 2021 the derivative was calculated using risk free interest of 0.05%, volatility of 111% and expected life of .35. The outstanding balance due as of September 30, 2021 was $200,000 principal and interest accrued of $2,630.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Level – 1

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

Level – 2

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

Level – 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As September 30, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended September 30, 2021:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2021	$-	$-	$302,156
Additions at fair value			166,667
Change in fair value of the derivative	-	-	(315,882)
	--	--
Balance at September 30, 2021	$-	$-	$152,941

The estimated fair value of the derivative liabilities at September 30, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.05%
Expected life in years	0.35
Dividend yield	0%
Expected volatility	111.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On September 30, 2016, the Company entered a cell line sales agreement with the product manufacturer. Under the terms of the agreement the Company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed:

1.	$100,000 upon the initiation (first dose/first patient) of the first Phase I clinical trial (or equivalent) of a Product.
2.	$225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a Product.
3.	$225,000payable upon the first Biologics License Application approval (or equivalent) of a Product.
4.	Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent’s control of $50,000.
5.	A contingent sales fee upon first commercial sale of a product of 1% of sales or $150,000 whichever is greater payable quarterly.

On June 29, 2021, the Company paid $25,000 of the outstanding balance. As of September 30, 2021, $299,960 was due for the annual maintenance fee, first patient dosage of phase 1 plus interest.

On March 9, 2020, the Board of Directors of the Company adopted an expense bonus program. Under the program, if an acquisition, merger or change in control is affected, 10% of the value of the transaction will be allocated to pay the expenses of the transaction including but not limited to legal, accounting, transfer fees and other miscellaneous expense. The balance of the fund after expenses will be allocated 20% to directors and 80% to officers and employees of the Company as allocated by the Chief Executive Officer and approved by the Board of Directors.

NOTE 11 – LICENSE AGREEMENT

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

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2021 the Company filed patent application PCT/US2021/057313 Kits and containers for treating Vimentin and Expressing Tumors. The application was filed under the PCT international rules as placeholder for  applications in various countries

The Company has evaluated subsequent events to determine events occurring after September 30, 2021, through November 4, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent Biotech, Inc (“Nascent” or the “Company”) was incorporated on March 3, 2014, under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan.

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

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or radiation therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one-year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1 year and 5% at 5 years. (SEER Registry Data, September 15th, 2016 (Central Brain Tumor Registry of the United States).

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trial. The Company has commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. The Company has enrolled the second cohort of patients in the dose escalation trial for determining toxicity of the drug.

As of September 30, 2021 the Company has enrolled its initial patient in the second cohort of patients in its dose escalation study.

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

Results of Operations

The Company recorded zero of revenue during the three and six month periods ended September 30, 2021 and 2020, respectively.

Operating expenses for the three and six month periods ended September 30, 2021 was $230,238 and $673,047 compared to $561,003 and $1,112,351 in 2020. Consulting expense for the three and six months periods ending September 30,2021 was $118,000 and $280,813 compared to $360,920 and $720,735 for the same period in 2020. This decrease in expenses for the three and six months ended September 30, 2021 over the same period in 2020 was due primarily to an annual license fee and dosing fees of $150,000 higher consulting costs in 2020 over 2021 for the same periods.

Research and development expenses for the three and six month periods ended September 30, 2021 was $84,777 and $152,911 compared to $89,693 and $223,445 in the same periods in 2020. This decrease in expenses for the three and six months ended September 30, 2021 over the same period in 2020 reflected decreased testing required in the filing of the IND with the FDA.

Total other income and expense incurred in the three and six month periods ended September 30, 2021 was income of $19,208 and $11,940, compared to other income of $142,709 and $490,086 in the same period in 2020. Other expense in 2021 consisted of a gain on the change of fair value of $315,882 offset by interest expense of $6,136 discount interest of $201,665 and finance costs of $101,150 plus a gain on debt settlement of $5,000 from paying off convertible notes.

For the three and six month periods ended September 30, 2021, our net loss was $211,030 and $661,106 compared to a net loss of $418,294 and $622,265 for the same periods in 2020. The difference between the periods relates to other income in 2021 compared to other income in 2020 which relates primary to changes in fair value and financing cost and interest discounts.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2021, the Company’s negative working capital of $1,045,313. Current assets consist of cash of $102,386 and prepaid of $3,038 with current liabilities $1,150,737 consisting of accounts payable of $596,675, convertible notes, net of discount of $79,121, deferred revenue of $250,000 plus derivative liability of $152,941 and due related parties of $72,000.

Net cash provided by operating activities in the six months period ended September 30, 2021 was $221,452 compared to net cash used of $594,020 in the same period in 2020. The variance between the same periods in 2021 and 2020 relates mainly accounts receivable collection of $750,000 for the six months period ended September 30, 2021.

Net cash used in financing activities for the six months period ended September 30, 2021 was $120,500 compared to net cash provided by financing activities of $690,000 in the same period in 2020. Cash used was a function of the repayment of three convertible notes totaling $320,500 in the six months period ended September 30, 2021 offset by proceed from a convertible note of $200,000.

As of September 30, 2021, the Company had total assets of $105,424 and total liabilities of $1,150,737. Stockholders’ deficit as of September 30, 2021 was $1,045,313. This compares to a stockholders’ deficit of $472,505 as of March 31, 2021. Liabilities minimal decrease in 2021 mainly due to the conversion of related party accrued compensation into common stock, lower derivative liability offset by deferred revenue of $250,000 and lower account payable verses March 31, 2021.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase II clinical trials which is scheduled to begin in 2022 subject to the completion of phase 1 and FDA approval to proceed to phase 2.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2021.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the six months ended September 30, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the six months period ended September 30, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the six months period ended September 30, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service.

During the six months period ended September 30, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: November 4, 2021	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

