Form 10-Q
period 2021-12-31
Nascent Biotech Inc.
filed 2022-02-14
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

(612) 961-5656

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2022 the Registrant had 107,728,175 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,737	$1,435
Accounts receivable	750,000	750,000
Total current assets	751,737	751,435

Total assets	$751,737	$751,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$788,834	$636,831
Convertible note- net of discount	165,435	161,736
Derivative liability	95,238	302,156
Due to related parties	150,220	123,217
Total current liabilities	1,199,727	1,223,940

Total liabilities	1,199,727	1,223,940

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none and 54,130 issued and outstanding, respectively	-	54
Common stock, $0.001 par value; 500,000,000 authorized, 107,728,175 and 104,834,083 issued and outstanding, respectively	107,728	104,834
Additional paid-in capital	17,859,481	17,774,023
Accumulated deficit	(18,415,199)	(18,351,416)
Total stockholders’ deficit	(447,990)	(472,505)
Total liabilities and stockholder’ deficit	$751,737	$751,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

License fee income	$1,000,000	$-	$1,000,000	$-

Operating expenses:
Consulting	108,000	409,111	$388,813	1,129,846
General and administrative expense	70,538	91,923	309,861	260,106
Research and development	190,487	53,903	343,398	277,338
Income (loss) from operations	630,975	(554,937)	(42,072)	(1,667,290)

Other income (expense):
Interest income	-	1	10	4
Change in fair value of derivative liability	57,703	(73,810)	373,585	566,220
Gain on debt settlement	-	-	5,000	-
Financing costs	-	(31,356)	(101,150)	(34,356)
Debt discount interest	(86,314)	(4,423)	(287,979)	(4,423)
Interest expense	(5,041)	(54,981)	(11,177)	(201,927)
Total other income (expense)	(33,652)	(164,570)	(21,711)	325,518

Net income (loss)	$597,323	$(719,507)	$(63,783)	$(1,341,772)

Net loss per share, basic	$0.01	$(0.01)	$(0.00)	$(0.02)
Net loss per share, dilutive	$0.01	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding, basic	107,728,175	76,566,884	107,471,003	64,027,487
Weighted average number of shares outstanding, dilutive	112,358,175	76,566,884	107,471,003	64,027,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)
Common stock issued for related parties for service	--	--	2,007,000	2,007	188,908	--	190,915
Common stock issued for AP- related parties	--	--	13,831,101	13,831	1,374,041	--	1,387,872
Common stock issued for AP settlement	--	--	35,715	36	4,964	--	5,000
Common stock issued for service	--	--	677,000	677	84,763	--	85,440
Common stock issued for preferred shares	(60,000)	(60)	1,352,529	1,354	11,717	--	13,011

Net loss	--	--	--	--	--	(203,971)	(203,971)

Balance at June 30, 2020	--	--	62,793,607	62,795	15,581,388	(17,041,620)	(1,397,437)
Preferred shares issued for cash	640,000	640	---	--	639,360	--	640,000
Preferred shares issued for debt	100,000	100	--	--	99,900	--	100,000
Common stock issued for service	--	--	728,572	728	43,423	--	44,151
Common stock issued for service-related parties	--	--	918,115	918	63,350	--	64,268
Common stock issued for convertible debt	--	--	2,677,397	1,677	147,323	--	150,000
Common stock issued for accounts payable	--	--	63,000	63	6,237	--	6,300

Net loss	--	--	--	--	--	(418,294)	(418,294)

Balance at September 30,2020	740,000	740	67,180,691	67,181	16,580,981	(17,495,914)	(811,012)
Common stock issued for service	--		245,902	246	14,754	--	15,000
Common stock issued for service- related party	--		4,784,460	4,784	219,244	--	224,028
Common stock issued for convertible debt	--		1,304,782	1,305	48,262	--	49,567
Common stock issued for conversion of preferred	(490,000)	(490)	17,814,319	17,814	(7,324)	--	10,000

Net loss	--	--	--	--	--	(719,507)	(719,507)

Balance at December 31, 2020	250,000	250	91,330,154	91,330	16,855,917	(18,179,421)	(1,231,924)

Balance at March 31, 2021	54,130	54	104,834,083	104,834	17,774,023	(18,351,416)	(472,505)
Common stock issued to related parties	--	--	568,719	569	59,147	--	59,716
Common stock issued for service	--	--	50,000	50	5,200	--	5,250
Common stock issued for AP – related parties	--	--	307,010	307	23,025	--	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1,914)	--	--

Net loss	--	--	--	--	--	(450,076)	(450,076)
Balance at June 30, 2021	--	--	107,728,175	107,728	17,859,481	(18,801,492)	(834,283)

Net loss	--	--	--	--	--	(211,030)	(211,030)

Balance at September 30, 2021	--	--	107,728,175	107,728	17,859,481	(19,012,522)	(1,045,313)

Net income (loss)	--	--	--	--	--	597,323	597,323

Balance at December 31, 2021	--	$--	107,728,175	$107,728	$17,859,481	$(18,415,199)	$(447,990)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(63,783)	$(1,341,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	59,716	479,212
Stock-based compensation	5,250	144,591
(Gain) loss in fair value of derivative liability	(373,585)	(566,220)
Debt discount expense	287,979	178,652
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	154,891	(26,294)
Prepaid	-	(18,313)
Due to related parties	50,335	311,598
Net cash provided by (used in) operating activities	120,803	(838,546)

Cash flows from financing activities:
Proceeds from the sale of preferred shares for cash	-	640,000
Proceeds from convertible notes	200,000	200,000
Repayment of convertible notes	(320,500)	-
Proceeds from notes payable	-	50,000
Net cash provided (used) by financing activities	(120,500)	890,000

Net increase (decrease) in cash	303	51,454
Cash -beginning of year	1,434	3,218
Cash -end of period	$1,737	$54,672

SUPPLEMENT DISCLOSURES:
Interest paid	$20,055	$-
Income taxes paid	$-	$-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$1,968	$23,560
Common stock issued for accrued expenses- related party	$23,332	$1,387,872
Common stock issued for accounts payable	$-	$11,300
Common stock issued for convertible debt	$-	$199,567
Common stock issued for notes payable	$-	$100,000

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trial. On March 15, 2021, the Company opened phase one clinical trials. The trial is a dose escalation trial to determine toxicity levels of the drug with patients. As of December 31, 2021, the trials are open to the third cohort of patients with the dose escalation to 8.0mg/kg. Phase 1 of the trial will complete after the fourth cohort with dosage of 12mg/kg is completed. After its completion, the data will be submitted to the FDA for approval to commence phase 2 of the clinical trial studies.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the nine months ended December 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2021. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

Basis of Presentation

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. As of December 31, 2021, the Company reported a net income for the quarter and the EPS was calculated on a diluted basis consisting of shares outstanding of 107,728,175, options of 930,000 and warrants of 3,700,000 for a total of 112,358,175.

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

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders deficit.

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

Accounts receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three and nine months ended December 31, 2021, and 2020, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage remains at 11% of the outstanding shares of the Company. The following table sets forth the shares earned under these contracts for the two active officers as of December 31, 2021:

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

As of December 31, 2021, the Company accrued $150,220 due to related parties.

During the nine months ended December 31, 2020 four officers and directors were issued 7,709,575 shares of common stock with a value of $479,212 for service.

During the nine months period ended December 31, 2020 three officers of the Company converted $1,387,872 of accrued compensation into 13,831,101 shares of common stock of the Company.

During the nine month period ended December 31, 2020 the Company paid the related parties (three officers and directors) $89,000 in consulting fees in cash and accrued $193,333 of the consulting fees for a total of $282,333. In addition $14,000 in expenses were accrued for the related parties.

During the nine months ended December 31, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the nine months period ended December 31, 2021 a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the nine months period ended December 31, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service.

During the nine months period ended December 31, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

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

During the nine months ended December 31, 2020 the Company issued 1,651,474 shares of common stock with a value of $144,591 for service.

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

During the nine months ended December 31, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the nine months period ended December 31, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the nine months ended December 31, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service

NOTE 6– OPTIONS

As of December 31, 2021, there was no option expenses recognized by the Company and the balance of unrecognized option expense was zero. In addition 475,000 options expired for the resignation of an officer and director plus the termination of consultants holding options that were not converted in the required time period after termination.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2021	1,405,000	$0.34	4.80	1,405,000	$--
Granted	--	--	--	--	--
Exercised
Expired	(475,000)		--	(475,000)	--
Outstanding at December 31, 2021	930,000	$0.379	4.05	930,000	$--

The weighted average remaining life and intrinsic value of the options as of December 31, 2021, was 4.05 years and zero, respectively.

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

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2021, was

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2020	-	$0.00	0.00	$-
Granted	3,700,000	0.15	2.00
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2021	3,700,000	$0.04	1.35	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2021	3,700,000	$0.04	0.60	$-

NOTE 8 - CONVERTIBLE DEBT

On May 7, 2020, the Company issued an 8% $50,000 one year convertible note. The note is convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

On July 7, 2020, $50,000 of the one-year convertible note payable was converted into 50,000 shares of series A preferred shares.

On October 28, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matures on October 28, 2021 and bears interest at 10% per annum. After 180 days the note may be converted into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years. On April 20, 2021, note was paid with the principal of $138,000, accrued interest of $6,805 and financing costs of $41,400.

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

On August 10, 2021, the Company issued a $200,000 convertible note. The note matures on February 10, 2022, and bears fixed interest of 10%. Within 180 days of issuance the note may be repaid at an escalating premium up to 125% of the face value of the note. After 180 days the note may be converted into common stock of the Company at $0.06 per share or a 25% discount to the lowest trading price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. As of December 31, 2021 the derivative was calculated using risk free interest of 0.05%, volatility of 153% and expected life of .11. The outstanding balance due as of December 31, 2021 was $200,000 principal and interest accrued of $7,671.

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

Level – 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As of December 31, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended December 31 2021:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2021	$-	$-	$302,156
Additions at fair value			166,667
Change in fair value of the derivative	-	-	(373,585)
Balance at December 31, 2021	$-	$-	$95,238

The estimated fair value of the derivative liabilities at December 31, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.05%
Expected life in years	0.11
Dividend yield	0%
Expected volatility	153.00%

 NOTE 10 –COMMITMENTS AND CONTINGENCIES

On September 30, 2016, the Company entered a cell line sales agreement with the product manufacturer. Under the terms of the agreement the Company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

1.	$100,000 upon the initiation (first dose/first patient) of the first Phase I clinical trial (or equivalent) of a Product;
2.	$225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a Product;
3.	$225,000 payable upon the first Biologics License Application approval (or equivalent) of a product.
4.	Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent’s control of $50,000;
5.	A contingent sales fee upon first commercial sale of a product of 1% of sales or $150,000 whichever is greater payable quarterly.

On June 29, 2021, the Company paid $25,000 of the outstanding balance. As of December 31, 2021, $299,960 was due for the annual maintenance fee, first patient dosage of phase 1 plus interest.

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

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials, which started in March 2021. In addition, the Company will receive $750,000 upon the enrollment of the 12th patient or the escalation to cohort 3 dosage level of 8.0 mg/kg, whichever is achieved first. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years. As of December 17, 2021 the Company had completed cohort 2 and escalated to cohort 3 at which milestone invoiced the licensee for the $750,000 payment.

NOTE 12 - SUBSEQUENT EVENTS

On February 9, 2022 the Company received the second milestone license payment of $750,000,

The Company has evaluated subsequent events to determine events occurring after December 31, 2021, through February 14, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

In addition, Nascent is in collaboration with an academic partner, to assess the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus (responsible for COVID-19).

Overview

The Company is focused on developing pritumumab for the treatment of patients with brain cancer malignancies such as gliomas and astrocytomas. Current therapeutic strategies for brain cancer include the use of the chemotherapy, surgical intervention or radiation therapy. Because these treatments have marginal outcomes there exists a need to develop safer, more effective drugs. Temodar-the most commonly used Chemotherapeutic drug used to treat brain cancer, is attributed to only median rates of survival and many brain tumors are eligible for surgery. Moreover, even when removed, most brain tumors come back within one-year post-operation. Today, with current standards of care, less than 60% of all brain cancer patients will live past the first year after diagnosis, and less than 35% of patients will live to five years. Glioblastoma, a particularly aggressive form of brain cancer that constitutes 42% of ALL brain and other nervous system cancers, has survival rates of 36.5% at 1 year and 5% at 5 years. (SEER Registry Data, September 15th, 2016) (Central Brain Tumor Registry of the United States).

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trial. The Company has commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. As of December 17, 2021, the Company completed the second cohort of patients in the dose escalation trial for determining toxicity of the drug and opened cohort 3 enrollment for the phase 1 dose escalation trial.

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

Results of Operations

The Company recorded revenue of $1,000,000 during the three and nine month periods ended December 31, 2021 and zero revenue for the three and nine months periods ended December 31, 2020. The revenue was from payments due at specific milestones per the license agreement.

Operating income (loss) for the three and nine month periods ended December 31, 2021 was net income of $630,975 and net loss of $42,072 compared to net losses of $554,937 and $1,667,290 for the same periods in 2020. Expenses decreased for the three and nine months ended December 31, 2021 over the same period in 2020 due primarily to an annual license fee and dosing fees of $150,000 and higher consulting costs for the same periods in 2020 over 2021. Consulting expense for the three and nine months periods ending December 31, 2021 was $108,000 and $388,813 compared to $409,111 and $1,129,846 for the same period in 2020. Research and development expense of $190,487 and $343,398 for the three and nine months periods ending December 31, 2021 were incurred compared to $53,903 and $277,338 in the same periods in 2020. Research and development, increases in the periods ended December 31, 2021 over 2020 were due to the phase 1 clinical trials beginning in 2021.

Total other income and expense incurred in the three and nine month periods ended December 31, 2021 was expense of $33,652 and $21,712, compared to other expense of $164,570 and other income of $325,518 in the same periodn 2020. Other expense in 2021 consisted of a gain on the change of fair value of $373,585 offset by interest expense of $97,491 discount interest of $201,665 and finance costs of $101,150 plus a gain on debt settlement of $5,000 from settling payments of accounts payable.

For the three and nine month periods ended December 31, 2021, the Company had net income was $597,323 for the three months and a net loss for the nine months of $63,783, compared to net losses of $719,507 and $1,341,772 for the same periods in 2020. The lower net loss for the nine months ended December 31, 2021 compared to the same period in 2020 was due to the license fee income of $1,000,000 in 2021.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $10-15 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At December 31, 2021, the Company had negative working capital of $447,990. Current assets consist of cash of $1,737 and accounts receivable of $750,000 with current liabilities $1,199,727 consisting of accounts payable of $788,834, convertible notes, net of discount of $165,435 plus derivative liability of $95,238 and due related parties of $150,220.

Net cash provided (used) by operating activities in the nine months period ended December 31, 2021 was net cash used $120,803 compared to net cash provided of $838,546 in the same period in 2020. The variance between the same periods in 2021 and 2020 was due primarily to a loss of $1,341,772 for the nine months ended December 31,2020 compared to a net loss of $63,783 during the same period in 20201. Other significant impacts on the difference between 2021 and 2020 included stock based compensation of $623,803 during the nine months ended December 31, 2020 compared to $66,966 during the same period in 2021, gain on fair value of $566,220 in 2020 compared to a gain of fair value of $373,585 in 2021, a decrease in due related parties from $311,598 in 2020 to $50,335 in 2021 and an change of accounts payable and accrued expense to $135,055 in 2021 compared to a reduction of $60,650 in accounts payable and accrued expenses in 2020.

Net cash used in financing activities for the nine months period ended December 31, 2021 was $120,500 compared to net cash provided by financing activities of $890,000 in the same period in 2020. Cash used was a function of the repayment of three convertible notes totaling $320,500 in the nine months period ended December 31, 2021 offset by proceed from a convertible note of $200,000.

As of December 31, 2021, the Company had total assets of $751,737 and total liabilities of $1,199,727. Stockholders’ deficit as of December 31, 2021 was $447,990. This compares to a stockholders’ deficit of $472,505 as of March 31, 2021. Liabilities decrease in 2in the nine months periods ended December 31, 2021021 was due to the lower derivative liability offset by an increase in accounts payable and accrued expense.

NEED FOR ADDITIONAL FINANCING:

Our current capital needs are estimated to be approximately $10-15 million. This will take us through Phase II clinical trials which is scheduled to begin in mid-year 2022 subject to the completion of phase 1 and FDA approval to proceed to phase 2.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations as of December 31, 2021.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the nine months ended December 31, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the nine months period ended December 31, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the nine months period ended December 31, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service.

During the nine months period ended December 31, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

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

NASCENT BIOTECH, INC.

Dated: February 14, 2022	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

