Form 10-K
period 2022-03-31
Nascent Biotech Inc.
filed 2022-06-15
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ]  to  [       ]

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5001940
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

623 17th Street Suite 4, Vero Beach FL	32960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 15, 2022 was 115,013,175. The number of shares outstanding of the Company’s $0.001 Par Value Series A Convertible preferred as of June 15, 2022 was zero. The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2021 was 81,437,414 with a market value of $6,922,180. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

On March 31, 2021, the Company entered into a license agreement with BioRay Pharmaceutical Co LTD with milestone payments totaling $5,000,000 plus a 20 year royalty of 9% of net sales upon commercialization. Under the terms of the license, the Licensee is granted international territory, for Pritumumab, excluding North and Central America and the Caribbean Islands.

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

Current brain cancer therapeutic strategies include chemotherapy drug Temodar®, surgery, and/or radiation. Even when removed, most brain tumors come back within one-year post-surgery. With current standards of care, only 58% of brain cancer patients live past the first year after diagnosis with certain types, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively

Based on clinical studies, we believe that Pritumumab may offer an advantage over existing treatments. Nascent has addressed manufacturing questions by re-engineering antibody production into the commonly used CHO cell expression system. Pritumumab works by binding to a target on the surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin). The target, generally referred to as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies. By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

We expect to amplify on the past clinical development strategy during the next 12 months plan to:

•	commence Phase 2 clinical trials in the United States and China with Pritumumab for the treatment of lung cancer and breast cancer that has metastasized to the brain during the fourth calendar quarter 2022.

•	continue to evaluate the application of Pritumumab in the treatment of other ectodomain vimentin positive cancer types (pancreatic, lung and colon) where there may be unmet medical needs.

On December 7, 2018, the Company received FDA clearance to begin clinical trials with its first drug product lot but left the Company on partial clinical hold for the bulk substance lot. In December of 2019, the Company manufactured a second drug product lot and the material has qualified through a stability study. On May 6, 2019, the Company filed a submission with the FDA to gain complete release of the partial clinical hold. The Company has a contract and received IRB clearance with a Hoag Presbyterian Cancer Center in Newport Beach CA to begin clinical trials. On December 1, 2020, the Company received FDA clearance to begin clinical trials with the second lot. The Company commenced the Phase I trial. In March 2021, the Company enrolled its initial patient. In April 2022, the Company had enrolled all patients in cohort 3 of the phase 1 clinical trial and anticipated completing the phase 1 trial by July 2022.

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

•	Evaluate the commercialization strategies on a product-by-product basis. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us on a developmental milestone and royalty on sales basis in North America. Our decision will be made separately for each product and will be based on several factors, including capital necessary to execute on each option, market size that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

Pritumumab in Cancer Patients

Our initial focus is on the development of Pritumumab as an intravenous treatment of patients with various types of brain cancer, most prominently gliomas and malignant astrocytoma.

Advantages of Pritumumab

Based on clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments. The antibody is fully human. This natural approach, we believe results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies, radiation and cytokine approaches that currently dominate the marketplace. Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors. A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, which can be devastating and life threatening in and of themselves.

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

We believe we can complete the Phase II studies indicated above within a period of about 36 months and for a total cost of less than $20 million dollars. This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

Clinical Testing of Our Products in Development

Each of our products in development, and likely all future drug candidates, will require extensive clinical testing to determine the safety and efficacy of the product prior to seeking and obtaining regulatory approval for marketing and sale of the product. This process is expensive and time consuming. In completing this pre-clinical and clinical testing, we are dependent upon third-party consultants, consisting mainly of investigators, collaborators, and contract research organizations, who will conduct such testing.

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

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain time points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach an agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 3 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach an agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of the protocol assessment are evident and may not be changed except under a few specific circumstances.

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

Before approving a BLA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. If the FDA evaluates the BLA and the manufacturing facilities are deemed acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the BLA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of BLA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions.

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

We may also be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

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

We currently have no product revenues and no products approved for marketing and will need to raise additional capital to operate our business. We have received license revenue during the year ended March 31, 2022

We have generated no product revenues but sold a license agreement which has the potential to generate $5 million of license fees based on specific milestones met by the Company. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues.  We are completing our phase 1 clinical trial for Pritumumab.

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

Any products that the Company develops will face intense competition from its competitors’ products. Competitors’ products may be safer, more effective; more effectively marketed or sold, or have lower prices or superior performance features than our products.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2022 was $18,821,806. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for several years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our audited financial statements for the year ended March 31, 2022 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2014 and do not have a history of earnings except for the years ended March 31, 2017 and 2022. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

Currently, we do not have an independent audit committee. Our independent Director along with the other Directors functions as our audit committee and is comprised of three directors, two of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and its ability to pursue the committee’s responsibilities, this could compromise management of our business.

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

FINRA sales practice requirements may limit a stockholders’ ability to buy and sell our stock.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 623 17th Street, Suite 4, Vero Beach, FL 32970, which we receive rent free on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2022	0.06	0.05
December 31, 2021	0.09	0.05
September 30, 2021	0.10	0.07
June 30, 2021	0.11	0.05
March 31, 2021	0.11	0.05
December 31, 2020	0.08	0.04
September 30, 2020	0.15	0.06
June 30, 2020	0.29	0.09

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders

As of June 15, 2022, there were approximately 157 holders of record of our common stock and 115,013,175 common shares issued and outstanding.

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

We currently have 930,000 options issued and outstanding under our 2015 Stock Option Plan (amended March 9, 2020) which have been granted to two key officers and directors and plus two consultants.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2022.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

As of March 31, 2022 there were zero preferred shares outstanding.

Common Stock

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

During the year ended March 31, 2022 two officers and a director converted $128,333 of accrued payables into 2,407,010 shares of common stock.

During the year ended March 31, 2022 the Company issued 540,000 shares of Common stock to an individual for account payable with a value of $27,000.

During the year ended March 31, 2022 the Company issued 50,000 shares of common stock with a value of $5,250 for service

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

During the year ended March 31, 2022 the Company issued 1,513,719 shares of common stock with a value of $110,835 to three related parties for service.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2022 and March 31, 2021 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2022 and 2021, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2022 were $1,457,052  including research and development costs of $197,406 clinical trials of $332,289, general and administrative expenses of $379,424 and consulting of $547,933  compared to the year ended March 31, 2021 in which our operating expenses were $2,150,368 with research and development costs of $321,938, consulting of $1,469,171 and general and administrative costs of $359,259, representing a decrease of $693,316 in operating expenses in fiscal 2022 over 2021.

Other expense totaled $13,338 for the year ended March 31, 2022 compared to other income of $441,601  for the same period in 2021. Other income consisted of change in fair value of $468,823, Original debt discount to interest of $287,979, interest expense of $48,044 and finance costs of $151,150 in the year ended March 31, 2022 compared to interest expense of $269,382, gain in debt forgiveness of $151,308, finance costs of $19,411, original debt discount to interest of $67,205 and a change in fair value of $646,705 for the same period in 2021.

Revenue, Net Income and Loss

The Company recorded revenue of $1,000,000 from the initial payment from the sale of a license agreement during the year ended March 31, 2022 and $750,000 in revenue in the same period in 2021.

Our net loss for the year ended March 31, 2021 was $470,390 compared to a net loss of $958,767 during the year ended March 31, 2021. The decrease in net loss is due to the license payments of $1,000,000 compared to the initial license payment of $750,000 in 2021, plus lower consulting expenses in the year ended March 31, 2022 over 2021.

Our operations to date have been financed by the sale of our common stock and initial payments of a licenses sale. Our largest expenses to date have been research and development, IND filings and tests required for the filing and consulting fees.  The research and development  in 2022  decreased from research and development costs in  2021, however we have incurred clinical trial expenses of $332,289 in 2022 over none in 2021.

We do not anticipate generating revenues in the foreseeable future other than future licenses sales or additional payments from licenses in effect, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2022 we had cash of $94,414 and prepaid of $11,000 compared to cash of $1,435 and a receivable of $750,000 in 2021. Our accounts payable and accrued expense at March 31, 2022 was $776,891 consisting of $704,891 in accounts payable and $72,000 in accrued expense as compared to $636,831 in accounts payable as of March 31, 2021 consisting of accounts payable of $538,395 and accrued expense of $98,436 in the same period in 2021 plus convertible notes of $161,736,notes payable of $50,000, due related parties of $123,217 and derivative liability of $302,156 for total current liabilities of $1,223,940.

We have limited revenues from a license sale to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2022, consisted of $105,414 in cash and prepaid as compared to total current assets of $751,435 consisting of cash of $1,435 and accounts receivable of $750,000 as of March 31, 2021. The decrease in current assets was due to the receivable from an initial payment from a license agreement in 2021 collected in 2022.

Our total current liabilities as of March 31, 2022 were $776,8915 as compared to total current liabilities of $1,223,940 as of March 31, 2021. The decrease in current liabilities in the year ended March 31, 2022 over the same period in 2021 was primarily attributed to due related parties of $123,217,derivative liability decrease to $302,156 and note payable of $50,000 in 2021compared to just the accounts payable of $776,891 in 2022.

As of March 31, 2022 the Company’s negative working capital was $671,477 compared to negative working capital of $472,505 as of March 31, 2021. The lower negative working capital of $198,972 from 2021 to 2022 can be attributed accounts receivable of $750,000 in 2021 over 2022, offset by lower total liabilities of $447,049 as of March 31, 2022 over the same period in 2021.

Cash Flows

Operating Activities

Cash provided by operating activities was $413,480 for the fiscal year ended March 31, 2022 compared to cash used in operating activities of $986,784 for the fiscal year ended March 31, 2021. The increase in cash provided by operating activities as of March 31, 2022 is attributed mainly to collection of accounts receivable of $750,000, and accrual of amounts due related parties decreased of $123,217 in 2022 over 2021.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2022 and 2021.

Financing Activities

Cash used in financing activities during the fiscal year ended March 31, 2022 was $320,500 compared to cash provided by financing activities of $985,000 for the fiscal year ended March 31, 2021. The cash provided by financing activities in 2021 was due to the sale of preferred shares for $640,000, proceeds from convertible note of $295,000 and proceeds from note payable of $50,000 compared to proceeds from convertible notes of $200,000 offset by repayment of convertible notes of $520,500 in the year ended March 31, 2022

Cash Requirements

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has limited licenses revenues and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2022, our company has accumulated deficit of $18,821,806 and a working capital deficit of $671,477. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital requirements noted below in their report on the financial statements for the year ended March 31, 2022 our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	54	July, 2014
Doug Karas	Independent Director	59	April, 2016
Lowell Holden	Chief Financial Officer and Director	79	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting, and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and director of EMR Technology, and director of PTS, Inc (PTSH). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2022.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our outside director Douglas Karas who serves as Chairman of the committee and sole member. Mr. Karas is a Certified Public Account. Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation cash and accrual for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Brandon Price(2) Executive VP Business Development – Director	2022 2021 2020	-- 70,000 140,000	- - -	- - -	-- -- 5,571	- - -	- - -	- - -	-- 70,000 145,571
Sean Carrick President-Director(3)	2022 2021 2020	252,000 252,000 250,000	-- 100,000 --	- - -	-- -- 72,952	- - -	- - -	- - -	252,000 352,000 322,952
Lowell Holden(1) CFO, Director	2022 2021 2020	180,000 180,000 180,000	-- 70,000 --	- - --	-- - 45,751	- - -	- - -	- -- -	180,000 250,000 225,751
Douglas (4)Karas, Director	2022 2021 2020	20,000 43,333	-- -- --	-- -- --	-- -- 9,327	-- -- --	-- -- --	-- -- --	20,000 43,333 9,327

For the year ended March 31, 2022:

(1)	The Chief Financial Officers was paid $144,000 in cash and accrued $36,000 in compensation. The $36,000 that was accrued, was paid in common stock of the Company.
(2)	The Executive Vice President resigned as an officer and director on September 30, 2020.
(3)	The President and Chief Executive Officer was paid $221,500 and accrued $30,500 in compensation. The $30,500 that was accrued, was paid in common stock of the Company.
(4)	The director of the Company was paid $20,000 in director fees which was paid in stock.

As of March 31, 2022, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

As of March 31, 2022, the Company has 930,000 options issued and outstanding under our Stock Option Plan which have been granted to two officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.30 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2022:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	375,000
Lowell Holden	Officer and Director	375,000
Employees and consultants as a group	--	180,000
Total		930,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	9,070,000
Equity compensation plans not approved by security holders	--	--	--
Total	10,000,000	--	9,070,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s cash compensation for services rendered as a director since our inception through March 31, 2022.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors have received stock options to purchase common shares as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. No director received and/or accrued any cash compensation for their services as a director, including committee participation and/or special assignments. The directors have been awarded an aggregate of 750,000 options for the efforts as directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2022 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Douglas Karas- Director 6330 Nancy Ridge Dr suite 105 San Diego, CA 92121	1,427,853	1.28%
Common	Lowell Holden – CFO & Director (1) 6330 Nancy Ridge Dr suite 105 San Diego, CA 92121	10,456,777	9.39%
Common	Sidney Lorio- 5% shareholder 6330 Nancy Ridge Dr suite 105 San Diego, CA 92121	7,281,249	6.54%
Common	Sean Carrick President, Secretary & Director 6330 Nancy Ridge Dr suite 105 San Diego, CA 92121	17,451,131	15.67%
Common	All directors and executive officers as a group (3 persons)	29,335,761	26.34%

(1)	Mr. Holden holds 8,456,777 shares directly and 2, 000,000 shares indirectly

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

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares, so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending March 31, 2022 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	--
Total	$592,000	18%

For the year ended March 31, 2022:

(1)	The Chief Financial Officers was paid $144,000 in cash and accrued $36,000 in compensation. The $36,000 that was accrued, was paid in common stock of the Company.
(2)	The President and Chief Executive Officer was paid $221,500 and accrued $30,500 in compensation. The $30,500 that was accrued, was paid in common stock of the Company.
(3)	The director of the Company was paid $20,000 in director fees which was paid in common stock of the Company.

 The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2022:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	7,607,269	8,636,179
Chief Financial Officer	617,346	4,036,223	4,653,569
Total	1,646,256	11,643,492	13,289,748

As of March 31, 2022, there was no accrued liabilities due to officers and directors.

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

During the year ended March 31, 2021 an officer of the Company advanced the Company $26,418, $14,000 in payment of accounts payable, $10,384 in cash. The Company repaid $30,910 during the year from a balance of the previous year of $21,876 and $7,000 from this year’s advances, leaving a balance due of $17,384. The balance was paid on April 19, 2021.

During the year ended March 31, 2022 two officers and a director converted $128,333 of accrued payables into 2,407,010 shares of common stock.

During the year ended March 31, 2022 the Company issued 540,000 shares of Common stock to an individual for account payable with a value of $27,000.

During the year ended March 31, 2022 the Company issued 50,000 shares of common stock with a value of $5,250 for service

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

During the year ended March 31, 2022 the Company issued 1,513,719 shares of common stock with a value of $110,835 to three related parties for service.

In December 2021, an officer of the Company advanced the Company $21,220, $14,220 for accounts payable and $7,000 in cash. The Company repaid the advance on February 9, 2022.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for the fiscal year March 31, 2022 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2022	2021
Audit fees	$28,250	$22,500
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

NASCENT BIOTECH INC.
(Registrant)

Dated: June 15, 2022	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2022	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: June 15, 2022	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: June 15, 2022	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. (“the Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended Mach 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition under the licensing agreement included the following:

•

We tested management’s assessment and determination of the timing of revenue recognition in accordance with the milestones outlined per the license agreement and application of accounting guidance under ASC 606 as disclosed per Note 2 in the notes to the consolidated financial statements.

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

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2019.

Spokane, Washington

(PCAOB ID: 5525)

June 15, 2022

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2022	2021
ASSETS
Current assets:
Cash	$94,414	$1,435
Accounts receivable	-	750,000
Prepaid	11,000	-

Total current assets	105,414	751,435

Total assets	$105,414	$751,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$776,890	$636,831
Convertible note- net of discount	-	161,736
Derivative liability	-	302,156
Due related parties	-	123,217
Total current liabilities	776,890	1,223,940

Total liabilities	776,890	1,223,940

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 authorized, zero Series A and 54,130 issued and outstanding, respectively	-	54
Common stock, $0.001 par value, 500,000,000 authorized, 111,313,175 and 104,834,083 issued and outstanding, respectively	111,313	104,834
Additional paid-in capital	18,039,017	17,774,023
Accumulated deficit	(18,821,806)	(18,351,416)
Total stockholders’ equity (deficit)	(671,476)	(472,505)
Total liabilities and stockholders’ equity	$105,414	$751,435

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2022	2021

Revenue	$1,000,000	$750,000

Operating expenses:
Consulting expense	547,933	1,469,171
General and administrative expense	379,424	359,259
Clinical trials	332,289	-
Research and development	197,406	321,938
Total operating expense	(1,457,052)	(2,150,368)
Income (loss) from operations	(457,052)	(1,400,368)

Other income (expense):
Interest income	12	5
Interest expense	(48,044)	(269,382)
Finance costs	(151,150)	(19,411)
Gain on debt forgiveness	5,000	151,308
Other expense	-	(369)
Original interest debt discount	(287,979)	(67,250)
Gain on change in fair value of derivative liabilities	468,823	646,705
Total other income (expense)	(13,338)	441,601

Net income (loss) before income tax	(470,390)	(958,767)

Income tax	-	-

Net income (loss)	$(470,390)	$(958,767)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	107,741,761	72,342,193

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2022 AND 2021

	Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at March 31, 2020	60,000	$60	44,890,262	$44,890	$13,916,995	$(16,837,649)	$(2,875,704)
Common stock issued for service	-	-	2,422,902	2,423	208,017	-	210,440
Common stock issued to related parties for service	-		9,372,909	9,373	566,039	-	575,412
Common stock issued for the conversion of preferred shares	(745,870)	(746)	26,657,443	26,657	(11,636)	-	14,275
Common stock issued for accrued payables- related parties	-	-	16,931,101	16,931	1,560,540	-	1,577,471
Common stock issued for accounts payable	-	-	577,287	578	44,223	-	44,801
Common stock issued for convertible debt	-	-	3,982,179	3,982	195,585	-	199,567
Preferred shares issued for cash	640,000	640	-	-	639,360	-	640,000
Preferred shares issued for notes payable	100,000	100	-	-	99,900	-	100,000
Deemed dividend from down round	-	-	-	-	555,000	(555,000)	-

Net loss	-	-	-	-	-	(958,767)	(958,767)

Balance at March 31, 2021	54,130	54	104,834,083	104,834	17,774,023	(18,351,416)	(472,505)
Common stock for service	-	-	50,000	50	5,200	-	5,250
Common stock to related parties for service	-	-	1,513,719	1,514	109,322	-	110,836
Common stock to related parties for conversion of payables	-	-	2,407,010	2,407	125,926	-	128,333
Common stock for conversion of payables	-	-	540,000	540	26,460	-	27,000
Common stock issued for the conversion of preferred shares	(54,130)	(54)	1,968,363	1,968	(1,914)	-	-

Net loss	-	-	-	-	-	(470,390)	(470,390)

Balance at March 31, 2022	-	$-	111,313,175	$111,313	$18,039,017	$(18,821,806)	$(671,476)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2022	2021

Cash flows from operating activities:
Net loss	$(470,390)	$(958,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,250	210,440
Stock based compensation- related parties	110,835	575,412
Change in fair value of derivative liabilities	(468,823)	(646,705)
Debt discount	325,431	67,250
Financing cost	-	19,412
Gain on debt forgiveness	-	(151,308)
Changes in operating assets and liabilities:
Accounts receivable	750,000	(750,000)
Prepaid	(11,000)	-
Accounts payable and accrued expenses	167,060	230,400
Due to related parties	5,116	417,081
Net provided by (cash used) in operating activities	413,479	(986,783)

Cash flows from financing activities:
Proceeds from convertible note	200,000	295,000
Proceeds from notes payable	-	50,000
Proceeds from the sale of preferred shares and warrants	-	640,000
Repayment of convertible notes	(520,500)	-

Net cash provided by ( used in) financing activities	(320,500)	985,000

Net increase (decrease) in cash	92,979	(1,783)
Cash – beginning of year	1,435	3,218
Cash – end of year	$94,414	$1,435

SUPPLEMENT DISCLOSURES:
Interest paid	$30,027	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Common stock issued for payables – related parties	$128,333	$1,577,471
Common stock issued for retiring preferred shares	$1,968	$142,757
Preferred shares issued for notes payable	$-	$100,000
Common stock issued for convertible debt	$-	$199,567
Common stock issued for accounts payable	$27,000	$44,081

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer. The Company opened Phase 1 clinical studies during March 2021 and to date has enrolled patients in three cohorts of the four cohort study. Upon completion of the phase one trial, the Company will submit the data to the USFDA for approval to commence phase 2 clinical trials.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March 31, 2022 did not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended March 31, 2022. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the years ended March 31, 2022 and 2021, respectively.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project or expensed as research and development as the material are consumed or written off if a product is abandoned. At March 31, 2022 and 2021, the Company had zero capitalized associated with materials held with a future alternative use. The cost of these materials was expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2022 and 2021, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2022 and 2021.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2022 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As of March 31, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended March 31, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2020	$-	$-	$603,836
Change in fair value at initial issuance			544,592
Change in fair value due to conversion of debt			(199,567)
Change in fair value of derivative			(646,705)
Fair value of derivative liability as of March 31, 2021	$-	$-	$302,156
Change in fair value at initial issuance	-	-	166,667
Change in fair value of the derivative	-	-	(468,823)
Balance at March 31, 2022	$-	$-	$-

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $671,477 and an accumulated deficit of $18,821,806 as of March 31, 2022. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and an independent director. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was accrued during the period ending March 31, 2022 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	-
Total	$452,000	18%

For the year ended March 31, 2022:

(1)	The Chief Financial Officers was paid $144,000 in cash and accrued $36,000 in compensation. The $36,000 that was accrued, was paid in common stock of the Company.
(2)	The President and Chief Executive Officer was paid $221,500 and accrued $30,500 in compensation. The $30,500 that was accrued, was paid in common stock of the Company.
(3)	The director of the Company was paid $20,000 in director fees which was paid in stock.

 The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2022:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	7,607,269	8,636,179
Chief Financial Officer	617,346	4,036,223	4,653,569
Total	1,646,256	11,643,492	13,289,748

As of March 31, 2022, the Company had zero due to officers and directors.

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

During the year ended March 31, 2021 an officer of the Company advanced the Company $26,418, $14,000 in payment of accounts payable, 10,384 in cash. The Company repaid $30,910 during the year from a balance of the previous year of $21,876 and $7,000 from this year’s advances, leaving a balance due of $17,384. The balance was paid on April 19, 2021.

During the year ended March 31, 2022 two officers and a director converted $128,333 of accrued payables into 2,407,010 shares of common stock.

During the year ended March 31, 2022 the Company issued 540,000 shares of Common stock to an individual for account payable with a value of $27,000.

During the year ended March 31, 2022 the Company issued 50,000 shares of common stock with a value of $5,250 for service

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

During the year ended March 31, 2022 the Company issued 1,513,719 shares of common stock with a value of $110,835 to three related parties for service.

In December 2021, an officer of the Company advanced the Company $21,220, $14,220 for accounts payable and $7,000 in cash. The Company repaid the advance on February 9, 2022.

NOTE 5 – LICENSE SETTLEMENT

On October 12, 2017, the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of March 31, 2022, the consultant is owed $12,000 .

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

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

As of March 31, 2022 there we no preferred shares outstanding.

Common Stock

During the year ended March 31, 2021, four officers and directors were issued 9,372,909 shares of common stock with a value of $575,412 for service.

During the year ended March 31, 2021, three officers of the Company converted $1,577,471 of accrued compensation into 16,931,101 shares of common stock of the Company.

During the year ended March 31, 2021, the Company issued 26,657,443 shares of common stock for the conversion of 746,000 shares of preferred stock and $14,013 in interest.

During the year ended March 31, 2021, the Company issued 577,287 shares of common stock with a value of $44,801 for accounts payable.

During the year ended March 31, 2021, the Company issued 2,422,902 shares of common stock with a value of $210,440 for service.

During the year ended March 31, 2021, the Company issued 3,982,179 shares of common stock with a value of $199,567 for the conversion of debt.

During the year ended March 31, 2022 two officers and a director converted $128,333 of accrued payables into 2,407,010 shares of common stock.

During the year ended March 31, 2022 the Company issued 540,000 shares of Common stock to an individual for account payable with a value of $27,000.

During the year ended March 31, 2022 the Company issued 50,000 shares of common stock with a value of $5,250 for service

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

During the year ended March 31, 2022 the Company issued 1,513,719 shares of common stock with a value of $110,835 to three related parties for service.

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

During the years ended March 31, 2022 and 2021, the Company expensed zero, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is zero as of March 31, 2022 and 2021.

The following sets forth the options granted and outstanding during the years ended March 31, 2022 and 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2020	1,405,000	$0.34	6.80	1,397,000	$-
Granted	--	--	---	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Outstanding at March 31, 2021	1,405,000	$0.34	5.80	1,405,000	$-
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	(475,000)	----		(475,000)	--
Outstanding at March 31, 2022	930,000	$0.34	4.80	930,000	$-

NOTE 8 – WARRANTS

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

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000 with a recalculated conversion price change to $0.04 per share.

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2022 was.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2020	--	$0.00	0.00	$-
Granted	3,700,000	0.15	2.00
Exercised	--	-	--	--
Expired	--	-	--	--
Outstanding at March 31, 2021	3,700,000	$0.04	1.35	$-
Granted	--
Exercised	--
Expired	--
Outstanding at March 31, 2022	3,700,000	$0.04	0.35	$-

As of March 31, 2022 there were 3,700,000 warrants outstanding.

NOTE 9 – INCOME TAXES

At March 31, 2022 and 2021, the Company had federal net operating loss carry forwards of approximately $11,786,575 and $11,466,695, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss	$319,880	$172,915
Less: Valuation allowance	(319,880)	(172,915)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2022.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2022 and 2021 at 21%.

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

On May 7, 2020, The Company issued an 8% $50,000 one year convertible note. The note was convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

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

On August 10, 2021, the Company issued a $200,000 convertible note. The note matures on February 10, 2022, and bears fixed interest of 10%. Within 180 days of issuance the note may be repaid at an escalating premium up to 125% of the face value of the note. After 180 days the note may be converted into common stock of the Company at $0.06 per share or a 25% discount to the lowest trading price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. On March 28, 2022, the Note was paid consisting of $200,000 in principal, accrued interest of $9,972.60 and financing costs of $50,000.

NOTE 11 - LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials , which started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years.

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

As of March 31, 2022 the Company accrued $270,000 of maintenance fees plus interest of $28,000 for a total of $298,000.

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

NOTE 13 - SUBSEQUENT EVENTS

On April 4, 2022, the Company issued 1,000,000 shares of common stock for clinical consulting with a value of $60,000.

On April 4, 2022, the Company issued a $275,000 one year convertible note with an OID of $25,000 and bearing interest at 8% per annum. In addition, the Company issued 500,000 18 months warrants with a conversion price of $0.12 per share. The Company may at its option issue an additional convertible note with the same terms and value as the note issued.

On May 4, 2022, the Company issued 750,000 shares of common stock for the conversion of 750,000 warrants with a value of $30,000 received in cash.

On June 14, 2022, the Company 1,950,000 shares of common stock for the conversion of 1,950,000 warrants with a value of $78,000 received in cash.

The Company has evaluated subsequent events to determine events occurring after March 31, 2022 through June 15, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

