Form 10-Q
period 2022-06-30
Nascent Biotech Inc.
filed 2022-08-09
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022 the Registrant had,117,065,675 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$145,575	$94,414
Prepaid	37,750	11,000
Total current assets	183,325	105,414

Total assets	$183,325	$105,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$702,816	$776,891
Convertible note- net of discount	64,887	-
Derivative liability	835,914	-
Due to related parties	16,500	-
Total current liabilities	1,620,117	776,891

Total liabilities	1,620,117	776,891

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 117,065,675 and 111,313,175 issued and outstanding, respectively	117,065	111,313
Additional paid-in capital	18,567,825	18,039,016
Accumulated deficit	(20,121,682)	(18,821,806)
Total stockholders’ deficit	(1,436,792)	(671,476)
Total liabilities and stockholders’ deficit	$183,325	$105,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Consulting	$423,150	$162,813
General and administrative expense	109,703	224,790
Clinical trials	29,936	-
Research and development	56,890	55,206
Loss from operations	(619,679)	(442,809)

Other income (expense):
Interest income	3	6
Change in fair value of derivative	(527,584)	164,582
Gain on debt settlement	-	5,000
Financing costs	-	(66,150)
Loss on original issuance discount	(82,666)	(107,199)
Interest expense	(69,950)	(3,506)
Total other income (expense)	(680,197)	(7,267)

Net loss	$(1,299,876)	$(450,076)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	113,439,027	107,064,811

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock issued to related parties	-	-	568,719	569	59,147	-	59,716
Common stock issued for service	-	-	50,000	50	5,200	-	5,250
Common stock issued for AP – related parties	-	-	307,010	307	23,025	-	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1914)	-	-

Net loss	-	-	-	-	-	(450,076)	(450,076)

Balance at June 30, 2021	-	$-	107,728,175	$107,728	$17,859,481	$(18,801,492)	$(834,283)

Balance at March 31, 2022	-	$-	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	-	-	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	-	-	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	-	-	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	-	-	21,336	-	21,336
Net loss	-	-	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	-	$-	117,065,675	$117,065	$18,567,825	$(20,121,682)	$(1,436,792)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,299,876)	$(450,076)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation – related parties	305,225	59,716
Stock-based compensation	60,000	5,250
(Gain) loss in fair value of derivative liability	527,584	(164,582)
Change in discount expense	64,887	173,349
Loss on notes	82,664	-
Changes in operating assets and liabilities:
Accounts receivable	-	750,000
Accounts payable and accrued expenses	(74,075)	(84,329)
Deferred revenue	-	250,000
Prepaid	(26,750)	(7,038)
Due to related parties	16,500	(44,385)
Net cash provided by (used in) operating activities	(343,839)	487,905

Cash flows from financing activities:
Repayment of convertible notes	-	(220,500)
Proceeds from warrant conversion	148,000	-
Proceeds from convertible notes	245,000	-
Net cash provided (used) by financing activities	395,000	(220,500)

Net increase (decrease) in cash	51,161	267,405
Cash -beginning of year	94,414	1,434
Cash -end of period	$145,575	$268,839

SUPPLEMENT DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$-	$1,968
Common stock issued for accrued expenses- related party	$-	$23,332
Warrants issued with convertible notes	$21,336	$-
Initial discount from derivatives	$253,664	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc. (“Nascent” or the “Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a phase 1 clinical trial biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer.

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1 clinical trials. As of June 30, 2022 the Company had completed cohort 3 of the phase 1 clinical trials and enrolled patients in cohort 4.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2022. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has one revenue stream, which are the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met. During the three months period ended June 30, 2022, no revenue was received.

Accounts receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company did not have any accounts receivable.

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

The following table summarizes the change in the fair value of the derivative liabilities during the three months ended June 30, 2022:

Fair value as of March 31, 2022	$-
Additions at fair value	308,330
Change in fair value	527,584
Fair value as of June 30, 2022	$835,914

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of June 30, 2022:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	8,297,269	9,326,179
Chief Financial Officer	617,346	4,381,223	4,998,569
Total	1,646,256	12,678,492	14,324,748

As of June 30, 2022, the Company had $16,500 due to officers and directors.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the two senior officers equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers are entitled to additional future shares, so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company.

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$250,000
Chief Financial Officer	$180,000
Total	$430,000

During the three months ended June 30, 2022, two officers and a director were issued 1,052,500 shares of common stock with a value of $305,225 for service.

NOTE 5 – EQUITY

Preferred

On April 1, 2021, 54,130 shares of preferred stock were converted into 1,968,363 shares of common stock. The conversion eliminated all outstanding convertible preferred shares.

Common

During the three months ended June 30, 2021, three officers and directors were issued 568,719 shares of common stock with a value of $59,716 for service.

During the three months period ended June 30, 2021, a director of the Company converted $23,332 of accrued compensation into 307,010 shares of common stock of the Company.

During the three months ended June 30, 2021, the Company issued 50,000 shares of common stock with a value of $5,250 for service

During the three months ended June 30, 2022, two officers and a director were issued 1,052,500 shares of common stock with a value of $305,225 for service.

During the three months ended June 30, 2022, four entities were issued 3,700,000 shares of common stock with a value of $148,000 for the exercise of 3,700,000 warrants.

During the three months ended June 30, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

NOTE 6– OPTIONS

As of June 30, 2022, there was no option expenses recognized by the Company as the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the three months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2022	930,000	$0.34	3.80	930,000	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding at June 30, 2022	930,000	$0.34	3.55	930,000	$-

The weighted average remaining life and intrinsic value of the options as of June 30, 2022, was 3.55 years and zero, respectively.

NOTE 7 – WARRANTS

During the year ended March 31, 2021 the Company issued 3,700,000 warrants and used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000. As of June 30, 2022 3,700,000 warrants were converted into 3,700,000 shares of common stock for cash at a value for $148,000.

On April 7, 2022,the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds so allocated to the warrants of $21,336 is accounted for as paid in capital.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2022 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2021	3,700,000	$0.15	2.00	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$-
Granted	500,000	0.12	1.50	-
Exercised	(3,700,000)	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2022	500,000	$0.12	1.25	$-

NOTE 8 - CONVERTIBLE DEBT

On October 28, 2020, the Company issued a $138,000 convertible note with an OID of $10,000. The note matured on October 28,2021 with interest at 10% per annum. After 180 days the note was convertible into common stock of the Company at $0.04 per share or a 30% discount to the VWAP during the 20 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 212% and expected life of .50 years. On April 20, 2021 note was paid with the principal of $138,000, accrued interest of $6,805 and financing costs of $41,400.

On November 11, 2020, the Company issued a $82,500 convertible note with an OID of $7,500. The note matured on October 28, 2021 with fixed interest of 10%. After 180 days the note was convertible into common stock of the Company at a 35% discount to the lowest trading price during the 20 days prior to conversion. On April 22, 2021, the note was paid consisting of principal of $82,500, accrued interest of $8,250 and finance costs of $24,750.

On February 16, 2021, the Company issued a $100,000 convertible note with an OID of $5,000. The note matured on February 16, 2022, with fixed interest of 10%. After 180 days the note was convertible into common stock of the Company at a 30% discount to the lowest trading price during the 15 days prior to conversion. The initial derivative was calculated using risk free interest of .18%, volatility of 213% and expected life of 1.00 years. On August 16, 2021, the note was paid consisting of principal of $100,000, accrued interest of $5,000 and financing costs of $35,000.

On August 10, 2021, the Company issued a $200,000 convertible note. The note matured on February 10, 2022, with fixed interest of 10%. Within 180 days of issuance the note may be repaid at an escalating premium up to 125% of the face value of the note. After 180 days the note was convertible into common stock of the Company at $0.06 per share or a 25% discount to the lowest trading price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. On March 28, 2022, the Note was paid consisting of $200,000 in principal, accrued interest of $9,973 and financing costs of $50,000.

On April 7, 2022, the Company issued a $275,000 convertible note with an OID of $25,000. The note matures on March 29, 2023, bears fixed interest of 8% plus contains a most favored nations statement. Within 180 days of issuance, the note may be repaid at a premium of 115% of the face value of the note and 150% of the unconverted balance of the note after 180 days and prior to maturity. After 180 days the note may be converted into common stock of the Company at $0.075 per share or a 20% discount to the lowest VWAP (Volume- Weighted Average Pricing) price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As June 30, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended June 30, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2022	$-	$-	$-
Additions at fair value	-	-	308,330
Change in fair value of the derivative	-	-	527,584
Balance at June 30, 2022	$-	$-	$835,914

The estimated fair value of the derivative liabilities at June 30, 2022 was calculated using the American Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	2.80%
Expected life in years	0.75
Dividend yield	0%
Expected volatility	129.00%

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

As of June 30, 2022, $349,960 was due for the annual maintenance fee and first patient dosage of phase 1.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after June 30, 2022 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent is a phase 1 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA. Nascent is in Cohort 4 of the phase 1 clinical trials. Once completed, the Company may submit to the FDA for approval to begin phase 2 clinical trials.

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company has commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. It is now in the final stages of the phase 1 clinical trial and once completed with submit to the FDA to begin phase 2 Clinical trials.

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

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2022 and 2021, respectively.

General and administrative expenses for the three month periods ended June 30, 2021 was $224,790 compared to $109,703 for the period ended June 30, 2022. Consulting expense for the three months periods ending June 30, 2021 was $162,813 compared to $423,150 for the same period in 2022. This increase in expenses for the three months ended June 30, 2022 over the same period in 2021 was due primarily to increased consulting fee of $260,337 from the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements.

Research and development expenses for the three month periods ended June 30, 2021 was $55,206 compared to $56,890 in the same period in 2022. Clinical trials costs were $29,936 for the three months ended June 30, 2022 with none in the same period in 2021. Clinical had just started in the three months ended June 30, 2021, so no cost was incurred until after the period ended.

Total other expense incurred in the three month periods ended June 30, 2021 was $7,267, compared to other expense of $680,197 in the same period in 2022. Other expense in 2021 consisted of interest expense of $3,506 discount interest of $107,199 and finance costs of $66,150 from pay off convertible notes offset by a gain on the change of fair value of $164,582. Other expenses in the three months period ended June 30, 2022 consisted of change in fair value of $527,584, interest expense of $69,950 and original note discount of $82,666.

For the three month periods ended June 30, 2021, our net loss was $450,076 compared to a net loss of $1,161,931 for the same periods in 2022. The difference between the periods relates to higher consulting costs plus higher other expenses, due primarily to a net change in fair value in the three months period ended June 30, 2022 of $596,171 from the same period in 2021.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2022, the Company had negative working capital of $1,436,792. Current assets consist of cash of $145,575 and prepaid of $37,750 with current liabilities $1,620,117 consisting of accounts payable of $702,816, convertible notes, net of discount of $64,887, plus derivative liability of $835,914 and due related parties of $16,500.

Net cash provided by operating activities in the three months period ended June 30, 2021 was $487,905 compared to net cash used of $343,839 in the same period in 2022. The variance between the same periods in 2021 and 2022 relates mainly to a higher loss, most of it other expenses, in the period ended June 30, 2022 over the same period in 2021.

Net cash used in financing activities for the three months period ended June 30, 2021 was $220,500 compared to net cash provided by financing activities of $395,000 in the same period in 2022. Cash provided in the period ended June 30, 2022 was due to the conversion of warrants for a net of $148,000 and net proceeds from a convertible note of $247,000.

As of June 30, 2022, the Company had total assets of $183,575 and total liabilities of $1,620,117. Stockholders’ deficit as of June 30, 2022 was $1,436,792. This compares to a stockholders’ deficit of $671,476 as of March 31, 2022. Liabilities increased in 2022 mainly as a function of the issuance of a note for $64,887, net of discount and derivative liability of $835,914.

NEED FOR ADDITIONAL FINANCING:

The Company is engaged in research and development activities that must be satisfied in cash secured through outside funding. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Our current capital needs are estimated to be approximately $15-20 million. This will take us through Phase II clinical trials which is scheduled to begin in late 2022 subject to the completion of phase 1 and FDA approval to proceed to phase 2.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2022

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the three months ended June 30, 2022, two officers and a director were issued 1,052,500 shares of common stock with a value of $305,225 for service.

During the three months ended June 30, 2022, four entities were issued 3,700,000 shares of common stock with a value of $148,000 for the conversion of 3,700,000 warrants.

During the three months ended June 30, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

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

NASCENT BIOTECH, INC.

Dated: August 9, 2022	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

