Form 10-Q
period 2022-09-30
Nascent Biotech Inc.
filed 2022-11-10
CIK 1622057

2U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 the Registrant had, 119,561,610 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,181,912	$94,414
Prepaid	19,083	11,000
Total current assets	1,200,995	105,414

Total assets	$1,200,995	$105,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$764,839	$776,891
Convertible note- net of discount	293,140	-
Derivative liability	1,330,956	-
Total current liabilities	2,388,935	776,891

Total liabilities	2,388,935	776,891

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 118,195,084 and 111,313,175 issued and outstanding, respectively	118,195	111,313
Additional paid-in capital	18,961,261	18,039,016
Accumulated deficit	(20,267,396)	(18,821,806)
Total stockholders’ deficit	(1,187,940)	(671,476)
Total liabilities and stockholders’ deficit	$1,200,995	$105,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Consulting	$213,915	$118,000	$637,065	$280,813
General and administrative expense	81,986	27,461	191,689	239,323
Clinical trials	149,592	-	179,528	-
Research and development	75,738	84,777	132,628	152,911
Loss from operations	(521,231)	(230,238)	(1,140,910)	(673,047)

Other income (expense):
Interest income	8	4	11	10
Change in fair value of derivative	903,240	151,300	375,656	315,882
Financing costs	(5,124)	(35,000)	(5,124)	(101,150)
Loss on original issuance discount	(246,724)	(94,466)	(329,390)	(201,665)
Interest expense	(275,883)	(2,630)	(345,834)	(6,136)
Total other income (expense)	375,517	19,308	(304,680)	11,941

Net loss	$(145,714)	$(211,030)	$(1,445,590)	$(661,106)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	117,167,533	107,728,175	115,094,648	107,342,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock issued to related parties	-	-	568,719	569	59,147	-	59,716
Common stock issued for service	-	-	50,000	50	5,200	-	5,250
Common stock issued for AP – related parties	-	-	307,010	307	23,025	-	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1914)	-	-

Net loss	-	-	-	-	-	(450,076)	(450,076)

Balance at June 30, 2021	-	-	107,728,175	107,728	17,859,481	(18,801,492)	(834,283)

Net loss	-		-	-	-	(211,030)	(211,030)

Balance at September 30, 2021	-	$-	107,728,175	$107,728	$17,859,481	(19,012,522)	$(1,045,313)

Balance at March 31, 2022	-	$-	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	-	-	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	-	-	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	-	-	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	-	-	21,336	-	21,336
Net loss	-	-	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	-	-	117,065,675	117,065	18,567,825	(20,121,682)	(1,436,792)
Common stock issued to related parties			212,629	213	65,703	-	65,916
Common stock issued for warrant exercise			500,000	500	59,500	-	60,000
Common stock issued for convertible debt			379,080	379	101,594	-	101,973
Common stock issued for AP			37,700	38	9,237	-	9,275
Warrants issued with convertible notes			-	-	157,402	-	157,402

Net loss			-	-	-	(145,714)	(145,714)

Balance at September 30, 2022	-	$-	118,195,084	$118,195	$19,961,261	$(20,267,396)	$(1,187,940)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,445,590)	$(661,106)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation – related parties	371,140	59,716
Stock-based compensation	60,000	5,250
(Gain) loss in fair value of derivative liability	(375,656)	(315,883)
Debt discount amortization	335,226	201,665
Loss on notes	286,265	-
Changes in operating assets and liabilities:
Accounts receivable	-	750,000
Accounts payable and accrued expenses	(804)	(37,267)
Deferred revenue	-	250,000
Prepaid	(8,083)	(3,038)
Due to related parties	-	(27,885)
Net cash provided by (used in) operating activities	(777,502)	221,452

Cash flows from financing activities:
Repayment of convertible notes	(275,000)	(320,000)
Proceeds from warrant exercise	208,000	-
Proceeds from convertible notes	1,932,000	200,000
Net cash provided (used) by financing activities	1,865,000	(120,500)

Net increase (decrease) in cash	1,087,498	100,952
Cash -beginning of year	94,414	1,435
Cash -end of period	$1,181,912	$102,386

SUPPLEMENT DISCLOSURES:
Interest paid	$11,135	$20,055
Income taxes paid	$-	$-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$-	$1,968
Common stock issued for convertible debt	$101,972	$-
Common stock issued for accrued expenses- related party	$-	$23,332
Initial discount from derivatives	$178,739	$-
Common stock issued for AP	$9,275	$-

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

On March 31, 2017, the Company filed its IND submission with the United States Food and  Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1  clinical trials. As of October 16, 2022 the Company had completed cohort 4 of the phase 1 clinical trials  and is enrolling  patients in cohort 5.  Upon conclusion of cohort 5 the company will  file the data with the FDA for approval to commence phase 2 clinical trials.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2022. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has one revenue stream, which are the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met. During the six months period ended September 30, 2022, no revenue was received.

Accounts receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three and six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company did not have any accounts receivable.

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

The following table summarizes the change in the fair value of the derivative liabilities during the six months ended September 30, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2022	$-	$-	$-
Additions at fair value	-	-	1,706,612
Change in fair value of the derivative	-	-	(375,656)
Balance at September 30, 2022	$-	$-	$1,330,956

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of September 30, 2022:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	8,428,269	9,457,179
Chief Financial Officer	617,346	4,446,723	5,064,069
Total	1,646,256	12,874,992	14,521,248

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

During the six months ended September 30, 2022, two officers and a director were issued 1,265,129 shares of common stock with a value of $371,140 for service.

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

During the six months ended September 30, 2022, two officers and a director were issued 1,265,129 shares of common stock with a value of $371,140 for service.

During the six months ended September 30, 2022, four entities were issued 3,700,000 shares of common stock with a value of $148,000 for the exercise of 3,700,000 warrants.

During the six months ended September 30, 2022, the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the six months ended September 30, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the six months ended September 30, 2022, the Company issued 500,000 shares of common stock with a value of $60,000 for the exercise of 500,000 warrants.

During the six months period ended September 30, 2022, the Company issued 379,080 shares of common stock with a value of $101,973 for the conversion of $100,000 of convertible notes and $1,973 in interest.

NOTE 6– OPTIONS

As of September 30, 2022, there was no option expenses recognized by the Company as the balance of unrecognized option expense was zero.

The following sets forth the options granted and outstanding during the six months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2022	930,000	$0.34	3.80	930,000	$-
Granted		-	-	-	-
Exercised	-	-	-	-	-
Outstanding at September 30, 2022	930,000	$0.34	3.30	930,000	$-

The weighted average remaining life and intrinsic value of the options as of September 30, 2022, was 3.30 years and zero, respectively.

NOTE 7 – WARRANTS

During the year ended March 31, 2021 the Company issued 3,700,000 warrants and  used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and  value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000. As of September 30, 2022  3,700,000 warrants were converted into 3,700,000 shares of common stock for cash at a value for $148,000.

On April 7, 2022,the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds so allocated to the warrants of $21,336 is accounted for as paid in capital. As of September 30, 2022 the 500,000 warrants were converted into 500,000 shares of common stock.

On August 31, 2022 the Company issued 750,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.41 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.50%. The fair value of the warrants were calculated to be $ 188,760 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds so allocated to the warrants of $9,902 is accounted for as paid in capital.

On September 2, 2022 the Company issued 250,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.345 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.47%. The fair value of the warrants were calculated to be $50,273 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds so allocated to the warrants of $2,484 is accounted for as paid in capital.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2022 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2021	3,700,000	$0.15	2.00	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$-
Granted	1,500,000	0.44	1.85	-
Exercised	(4,200,000)	-	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2022	1,000,000	$0.60	1.96	$-

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

On April 7, 2022, the Company issued a $275,000 convertible note with an OID of $25,000. The note matures on March 29, 2023, bears fixed interest of 8% plus contains a most favored nations statement. Within 180 days of issuance, the note may be repaid at a premium of 115% of the face value of the note and 150% of the unconverted balance of the note after 180 days and prior to maturity. After 180 days the note may be converted into common stock of the Company at $0.075 per share or a 20% discount to the lowest VWAP (Volume- Weighted Average Pricing) price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. On September 9, 2022 the note was paid with the note principal of $275,000, interest of $9,162 and premium of $42,624 for a total of  $326,786.

On August 31, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $1,500,000.  The first  $500,000 was  paid at closing with the second $500,000 paid on September 20, 2022, upon filing of an S-1 Registration, and the third $500,000 paid on September 27, 2022, upon the S-1 becoming effective.  Each debenture matures one year from date of issuance.  The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 750,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share.  As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants.  During the six months period ended September 30, 2022, the Company issued 379,080 shares of common stock with a value of $101,973 for the conversion of $100,000 of convertible note and $1,973 in interest.

The initial derivatives were calculated for each debenture as follows:

1.	Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years
2.	Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years
3.	Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000.  The first  $250,000 was  paid at closing with the second $250,000 to be paid  upon the S-1 becoming effective. Each debenture matures one year from date of issuance.  The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share.  As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. As of September 30, 2022 the funds  for the second debenture had not been received.

During the six months period ended September 30, 2022, the Company issued 379,080 shares of common stock with a value of $101,973 for the conversion of $100,000 of convertible notes and $1,973 in interest.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As September 30, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter  ended September 30, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2022	$-	$-	$-
Additions at fair value	-	-	1,706,612
Change in fair value of the derivative	-	-	(375,656)
Balance at September 30, 2022	$-	$-	$1,330,956

The estimated fair value of the derivative liabilities at September 30, 2022 was calculated using the American Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.05%
Expected life in years	.92-.99
Dividend yield	0%
Expected volatility	128.00-130.00%

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

As of September 30, 2022, $349,960 was due for the annual maintenance fee and first patient dosage of phase 1.

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

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials, which started in March 2021. In addition, the Company received $750,000 upon the enrollment of the 12th patient or the dosage level of 8.0 mg/kg, whichever was achieved first. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years. As of September 30, 2022 the Company has received the three initial payments totaling $1,750,000.

NOTE 12- SUBSEQUENT EVENTS

On November 4, 2022 the Company issued 439,934 shares of common stock to Platinum Point Capital for the conversion of $75,000 of convertible notes.

On November 7, 2022 the Company issued 322,281 shares of common stock to YA II PN, Ltd for the conversion of $50,000 of convertible debt and $3,369.73 in accrued interest.

On November 8, 2022 the Company issued 604,311 shares of common stock YA II PN, Ltd for the conversion of $100,000 of convertible debt and $73.90 in accrued interest.

The Company has evaluated subsequent events to determine events occurring after September 30, 2022 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent is a phase 1 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA. Nascent completed  Cohort 4  and open cohort 5 on September 16, 2022 of the phase 1 clinical trials. .One patient has been enrolled into Cohort 5 as of this filing.  Once completed, the Company will submit to the FDA for approval to begin phase 2 clinical trials.

In addition, Nascent has begun, in collaboration with academic and corporate partners, to assess the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus.

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company has commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. It is now in the final cohort of the phase 1 clinical trial and once completed will submit to the FDA to begin phase 2 Clinical trials.

In May of 2020, Nascent announced a research collaboration to study, both in vitro and in vivo (mouse models), the ability of pritumumab to block the SARS-Cov-2 virus from infecting cells.  This notion has been raised by a published article in the scientific literature (Yu et al. Journal of Biomedical Science (2016) 23:14 DOI 10.1186/s12929-016-0234-7), which specifically mentioned cell surface vimentin (the protein to which pritumumab binds selectively) as a potential target in the treatment of conditions related to coronaviruses.  These preliminary studies are on-going.  Further, in May of 2020, Nascent announced a joint collaboration with Manhattan BioSolutions, Inc to employ Manhattan’s platform, based on the recombinant Mycobacterium bovis Bacillus Calmette-Guerin (BCG) vaccine, but engineered to target SARS-CoV-2.  BCG is a live non-pathogenic bacterium that stimulates diverse innate and adaptive immune responses and is well-known for its long safety track record as a tuberculosis vaccine.  Thus, with these collaborations,

Results of Operations

The Company recorded zero of revenue during the three and six month periods ended September 30, 2022 and 2021, respectively.

General and administrative expenses for the three and six month periods ended September 30, 2022 was $81,986 and $191,689 compared to $27,461 and $239,323  for the period ended September 30,  2021. Consulting expense for the three and six months periods ending September 30, 2022 were $213,915 and $637,065 compared to $$118,000 and $280,813  for the same period in 2021. This increase in expenses for the six months ended September 30, 2022 over the same period in 2021 was due primarily to increased consulting fee of $356,252, a result of  the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements.

Research and development expenses for the three and six month periods ended September 30, 2022 was $75,738 and $132,628 compared to $84,777 and $152,911 in the same period in 2021. Clinical trials costs were $149,592 and $179,528 for the three and six months ended September 30, 2022 with none in the same period in 2021. Clinical had started in 2021 but no  cost was incurred during  the six months period ended September 30, 2021.

Total other income/expense incurred in the three and six month periods ended September 30, 2022 was income of $375,517 and other expense of $304,680, compared to other income of $19,308 and $11,941  in the same periods in 2021. Other income/expense in three and six month periods in 2022 consisted of  interest expense of $275,883 and $345,834, discount interest of 246,724 and $329,390 and finance costs of $5,124 and 5,124 offset by a gain on the change of fair value of $903,240 and $375,656. Other income/expenses in the three months and six months  period ended September 30, 2021 consisted of  income from the change in fair value of $151,300 and $315,882, interest expense of $$2,630 and $6,136, original note discount expense of $94,466 and $201,665 and financing costs of $35,000 and $101,150.

For the three and six month periods ended September 30, 2022, our net loss was $145,714 and $1,445,590 compared to a net loss of $211,030 and $661,106 for the same periods in 2021. The difference between the periods relates to higher consulting costs and clinical costs experienced in 2022 plus higher other expenses, during the six months period in 2022 verses 2021. For the three months period the higher other income in 2022 over 2021 respectively, impacted the net loss in 2022 over 2021.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $20-25 million to complete its Phase II clinical studies for both brain and pancreatic cancer.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern.

At September 30, 2022, the Company had  negative working capital of $1,187,940. Current assets consist of cash of $1,181,912 and prepaid of $19,083 with  current  liabilities $2,388,935 consisting of accounts payable and accrued expenses of $764,839, convertible notes, net of discount of $293,140, plus derivative liability of $1,330,956.

Net cash used in  operating activities in the six months period ended September 30, 2022 was $777,502 compared to net cash provided  of $221,452 in the same period in 2021. The variance between the same periods in 2022 over 2021 relates mainly to a higher loss in the period ended September 30, 2022 over the same period in 2021.

Net cash provided by  financing activities for the six months period ended September 30, 2022 was $1,865,000 compared to net cash used in financing activities of $120,500 in the same period in 2021. Cash provided in the period ended September 30, 2022 was due to  warrant conversion of $208,000, net proceeds from convertible notes of $1,932,000, offset by repayment of convertible note of $275,000 compared to proceeds from convertible note of $200,000 offset by repayment of convertible notes of $320,000 for the same period in 2021.

As of September 30, 2022, the Company had total assets of $1,200,995 and total liabilities of $2,388,935. Stockholders’ deficit as of September 30, 2022 was $1,187,940. This compares to a stockholders’ deficit of $671,476 as of March 31, 2022. Liabilities increased in 2022 mainly as a function of the issuance of convertible notes net of discount of $293,140 and derivative liability of $1,330,956 compared to zero for both in 2021.

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

Our current capital will take us through Phase I clinical trials which is scheduled to be completed in late 2022 and the FDA approval process for Phase 2. It is estimated Phase 2 trials will require an additional $20-25 million for completion of the brain and pancreatic cancer trials.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2022

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2:  UNREGISERED  SALES OF EQUITY AND USE OF PROCEEDS.

During the six months ended September 30, 2022, two officers and a director were issued 1,265,129 shares of common stock with a value of $371,140 for service.

During the six months ended September 30, 2022, four entities were issued 3,700,000 shares of common stock with a value of $148,000 for the exercise of 3,700,000 warrants.

During the six months ended September 30, 2022, the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the six months ended September 30, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the six months ended September 30, 2022, the Company issued 500,000 shares of common stock with a value of $60,000 for the exercise of 500,000 warrants.

During the six months period ended September 30, 2022, the Company issued 379,080 shares of common stock with a value of $101,973 for the conversion of $100,000 of convertible notes and $1,973 in interest.

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

NASCENT BIOTECH, INC.

Dated: November 10, 2022	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

