Form 10-Q
period 2022-12-31
Nascent Biotech Inc.
filed 2023-02-14
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

631 US Hwy 1, Suite 407, North Palm Beach, FL	33408
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 14, 2023 the Registrant had 124,485,269 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$558,761	$94,414
Prepaid	7,083	11,000
Total current assets	565,844	105,414

Total assets	$565,844	$105,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$387,253	$776,891
Convertible note- net of discount	470,171	-
Derivative liability	1,072,494	-
Total current liabilities	1,929,918	776,891

Total liabilities	1,929,918	776,891

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 122,046,172 and 111,313,175 issued and outstanding, respectively	122,046	111,313
Additional paid-in capital	19,618,596	18,039,016
Accumulated deficit	(21,104,716)	(18,821,806)
Total stockholders’ deficit	(1,364,074)	(671,476)
Total liabilities and stockholders’ deficit	$565,844	$105,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
License fee revenue	$-	$1,000,000	$-	$1,000,000

Operating expenses:
Consulting	246,590	108,000	883,655	388,813
General and administrative expense	132,934	70,538	324,623	313,536
Clinical trials	39,627	149,487	219,155	200,192
Research and development	55,875	41,000	188,503	139,531
Operating expense	(475,026)	(369,025)	(1,615,936)	(1,042,072)

Income (loss) from operations	(475,026)	630,975	(1,615,936)	(42,072)

Other income (expense):
Interest income	144	-	160	10
Gain on debt settlement	28,000	-	28,000	5,000
Change in fair value of derivative	258,462	57,703	634,118	373,585
Financing costs	-	-	(5,124)	(101,150)
Loss on original issuance discount	-	(86,314)	(329,390)	(287,979)
Interest expense	(648,900)	(5,041)	(994,738)	(11,177)
Total other income (expense)	(362,294)	(33,652)	(666,974)	(21,711)

Net income (loss) before taxes	(837,320)	597,323	(2,282,910)	(63,783)

Income tax	-	-	-	-

Net income (loss)	$(837,320)	$597,323	$(2,282,910)	$(63,783)

Net income (loss) per share, basic	$(0.01)	$0.01	$(0.02)	$(0.00)
Net income (loss) per share - diluted	$(0.01)	$0.01	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic	119,500,985	107,728,175	115,398,628	107,471,003
Weighted average number of shares outstanding- diluted	119,500,985	112,358,175	115,398,628	107,471,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

					Additional		Total
	Preferred Shares		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock issued to related parties	-	-	568,719	569	59,147	-	59,716
Common stock issued for service	-	-	50,000	50	5,200	-	5,250
Common stock issued for AP – related parties	-	-	307,010	307	23,025	-	23,332
Common stock issued for preferred shares	(54,130)	(54)	1,968,363	1,968	(1,914)	-	-

Net loss	-	-	-	-	-	(450,076)	(450,076)

Balance at June 30, 2021	-	-	107,728,175	107,728	17,859,481	(18,801,492)	(834,283)

Net loss	-		-	-	-	(211,030)	(211,030)

Balance at September 30, 2021	-	-	107,728,175	107,728	17,859,481	(19,012,522)	(1,045,313)

Net income	-		-	-	-	597,323	597,323

Balance at December 31, 2021	-	$-	107,728,175	$107,728	$17,859,481	$(18,415,199)	$(447,990)

Balance at March 31, 2022	-	$-	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	-	-	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	-	-	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	-	-	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	-	-	21,336	-	21,336
Net loss	-	-	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	-	-	117,065,675	117,065	18,567,825	(20,121,682)	(1,436,792)
Common stock issued to related parties			212,629	213	65,703	-	65,916
Common stock issued for warrant exercise			500,000	500	59,500	-	60,000
Common stock issued for convertible debt			379,080	379	101,594	-	101,973
Common stock issued for AP			37,700	38	9,237	-	9,275
Warrants issued with convertible notes			-	-	157,402	-	157,402

Net loss			-	-	-	(145,714)	(145,714)

Balance at September 30, 2022	-	-	118,195,084	118,195	19,961,261	(20,267,396)	(1,187,940)
Common stock issued to related parties	-	-	718,000	718	142,882	-	143,600
Common stock issued for convertible debt	-	-	3,133,088	3,133	451,461	-	454,594
Stock option expense	-	-	-	-	62,992	-	62,992

Net loss	-	-	-	-	-	(837,320)	(837,320)

Balance at December 31, 2022	-	$-	122,046,172	$122,046	$19,618,596	$(21,104,716)	$(1,364,074)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,282,910)	$(63,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	514,740	59,716
Stock-based compensation	60,000	5,250
(Gain) loss in fair value of derivative liability	(634,118)	(373,585)
Debt discount amortization	962,257	287,979
Loss on notes	286,265	-
Option expense	62,992
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(373,796)	154,891
Prepaid	3,917	-
Due to related parties	-	50,335
Net cash provided by (used in) operating activities	(1,400,650)	120,803

Cash flows from financing activities:
Repayment of convertible notes	(275,000)	(320,500)
Proceeds from warrant exercise	208,000	-
Proceeds from convertible notes	1,932,000	200,000
Net cash provided (used) by financing activities	1,865,000	(120,500)

Net increase (decrease) in cash	464,350	303
Cash -beginning of year	94,414	1,434
Cash -end of period	$558,764	$1,737

SUPPLEMENT DISCLOSURES:
Interest paid	$11,135	$20,055
Income taxes paid	$-	$-

Non Cash Transactions
Common stock issued for conversion of preferred shares	$-	$1,968
Common stock issued for convertible debt	$556,567	$-
Common stock issued for accrued expenses- related party	$-	$23,332
Initial discount from derivatives	$178,739	$-
Common stock issued for AP	$9,275	$-

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1 clinical trials. As of December 31, 2022, the Company had completed dosing of patients in the last cohort of the phase 1 clinical trials. The company is in the process of completing the required protocol and submitting the data to the FDA for approval to commence phase 2 clinical trials.

On November 8, 2022 the Company was granted patient No. 11.492,394 from the Untied States Patient and Trademark Office for the patient entitled “Kits and Containers for Treating Vimentin Expressing Tumors.” This is the second patient issued in favor of the Company for Pritumumab.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2022. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has one revenue stream, which are the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met. During the nine months period ended December 31, 2022, no revenue was received.

Accounts receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three and nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company did not have any accounts receivable.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of December 31, 2022:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	8,890,269	9,919,179
Chief Financial Officer	617,346	4,677,723	5,295,069
Total	1,646,256	13,567,992	15,214,248

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

During the nine months ended December 31, 2022, two officers and a director were issued 1,983,129 shares of common stock with a value of $514,740 for service.

NOTE 5 - EQUITY

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

During the nine months ended December 31, 2022, two officers and a director were issued 1,983,129 shares of common stock with a value of $514,740 for service.

During the nine months ended December 31, 2022, four entities were issued 4,200,000 shares of common stock with a value of $208,000 for the exercise of 3,700,000 warrants.

During the nine months ended December 31, 2022, the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the nine months ended December 31, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the nine months period ended December 31, 2022, the Company issued 3,512,168 shares of common stock with a value of $556,565 for the conversion of $550,000 of convertible notes and $6,565 in interest.

NOTE 6 - OPTIONS

On November 17, 2022 the Company issued 500,000 options to one individual with an exercise price of $0.18 per share. The options have a 5 year life and vested 250,000 options at inception and 25,000 options per month thereafter until fully vested. The options were fair valued using a volatility of 250%, discount rate of 4.35% at $114,531 to be amortized over the 5 year period.

As of December 31, 2022, the Company expensed $5,727 in options.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2022	930,000	$0.34	3.80	930,000	$-
Granted	500,000	0.18	5.0	250,000	-
Exercised	-	-	-	-	-
Outstanding at December 31, 2022	1,430,000	$0.28	4.06	1,180,000	$10,000

The weighted average remaining life and intrinsic value of the options as of December 31, 2022, was 4.06 years and zero, respectively.

NOTE 7 - WARRANTS

During the year ended March 31, 2021 the Company issued 3,700,000 warrants and used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000. As of December 31, 2022 3,700,000 warrants were converted into 3,700,000 shares of common stock for cash at a value for $148,000.

On April 7, 2022, the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $21,336 is accounted for as paid in capital. As of December 31, 2022 the 500,000 warrants were converted into 500,000 shares of common stock with a value of $60,000.

On August 31, 2022 the Company issued 750,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.41 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.50%. The fair value of the warrants were calculated to be $ 188,760 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $9,902 is accounted for as paid in capital.

On September 2, 2022 the Company issued 250,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.345 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.47%. The fair value of the warrants were calculated to be $50,273 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $2,484 is accounted for as paid in capital.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2022 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2021	3,700,000	$0.15	2.00	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$-
Granted	1,500,000	0.44	1.83	-
Exercised	(4,200,000)	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2022	1,000,000	$0.60	1.75	$-

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

The initial derivatives were calculated for each debenture as follows:

1. Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years

2. Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years

3. Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

During the nine months period ended December 31, 2022, the Company issued 2,524,629 shares of common stock with a value of $406,566 for the conversion of $400,000 of convertible note and $6,566 in interest, leaving a balance due of $1,100,000 of convertible notes plus accrued interest.

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000. The first $250,000 was paid at closing with the second $250,000 to be paid upon the S-1 becoming effective. Each debenture matures one year from date of issuance. The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share. As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. As of December 31, 2022 the funds for the second debenture had not been received. During the nine month period ended December 31, 2022 the Company issued 987,539 shares of common stock for the conversion of $150,000 of the convertible note leaving a balance of $100,000 plus accrued interest.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As December 31, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended December 31, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2022	$-	$-	$-
Additions at fair value	-	-	1,706,612
Change in fair value of the derivative	-	-	(634,118)
Balance at December 31, 2022	$-	$-	$1,072,494

The estimated fair value of the derivative liabilities at December 31, 2022 was calculated using the Black Scholes pricing model with the following assumptions:

Risk-free interest rate	4.73%
Expected life in years	.67-.74
Dividend yield	0%
Expected volatility	135-163

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

As of December 31, 2022, the Company paid the outstanding net balance of $325,000 due the manufacture for the balance of the annuals fees due and initiation of the phase 1 clinical trials payment.

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

NOTE 11 - LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials, which started in March 2021. In addition, the Company received $750,000 upon the enrollment of the 12th patient or the dosage level of 8.0 mg/kg, whichever was achieved first. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years. As of December 31, 2022 the Company had received the three initial payments totaling $1,750,000.

NOTE 12 - SUBSEQUENT EVENTS

On January 23, 2023 the Company issued 1,028,697 shares of common stock for the conversion of $100,000 of convertible debt and $1,841 in interest for a total value of $101,841.

On February 9, 2023 the Company issued 1,410,400 shares of common stock for the conversion of $100,000 of convertible debt and $279 of interest for a total of $100,279.

The Company has evaluated subsequent events to determine events occurring after December 31, 2022 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent is a phase 1 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA. Nascent completed Cohort 4 and open cohort 5 on September 16, 2022 of the phase 1 clinical trials. As of December 31, 2022 the Company had completed the infusion of final patients in Cohort 5 ending the addition of any new patients in the phase 1 clinical trials.

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company is in human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic As of December 31, 2022, the Company had completed dosing of patients in the last cohort of the phase 1 clinical trials. The company is in the process of completing the required protocol and submitting the data to the FDA for approval to commence phase 2 clinical trials.

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

Results of Operations

The Company recorded zero revenue during the three and nine month periods ended December 31, 2022 and $1,000,000 in license payments for the same periods in 2021.

Total operating expenses for the three and nine month periods ended December 31, 2022 was $475,026 and $1,615,936 compared to $369,025 and $1,042,072 for the same periods ended December 31, 2021. Consulting expense for the three and nine month periods ending December 31, 2022 were $246,590 and $883,655 compared to $108,000 and $388,813 for the same periods in 2021. This increase in expenses for the nine month ended December 31, 2022 over the same period in 2021 was due primarily to increased consulting fee of $494,842, a result of the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements.

Research and development expenses for the three and nine month periods ended December 31, 2022 was $55,875 and $188,503 compared to $41,000 and $139,531 in the same periods in 2021. Clinical trials costs were $39,627 and $219,155 for the three and nine month periods ended December 31, 2022 compared to $149,487 and $200,192 for same periods in 2021.

Total other expense incurred in the three and nine month periods ended December 31, 2022 was $362,294 and $666,974, compared to other expenses of $33,652 and $21,711 for the same periods in 2021. Other expense in three and nine month periods in 2022 consisted of interest expense of $648,900 and $994,738, original discount interest of zero and $329,390 and finance costs of zero and 5,124 offset by a gain on the change of fair value of $258,462 and $634,118. Other income/expenses in the three months and nine month periods ended December 31, 2021 consisted of income from the change in fair value of $57,703 and $375,585, interest expense of $5,041 and $11,177, original note discount expense of $86,314 and $287,979 and financing costs of zero and $101,150.

For the three and nine month periods ended December 31, 2022, our net loss was $837,320 and $2,282,910 compared to a net income of $597,323 and net loss of $63,783 for the same periods in 2021. The difference between the periods relates to higher consulting costs experienced in 2022 plus higher other expenses, during the nine months period in 2022 verses 2021 plus the license revenue earned in the nine month period ended December 31, 2021 with no income in the same period in 2022.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise additional funds to complete its Phase II clinical studies for both brain and pancreatic cancer.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern.

At December 31, 2022, the Company had negative working capital of $1,364,074. Current assets consist of cash of $558,764 and prepaid of $7,083 with current liabilities $1,929,918 consisting of accounts payable and accrued expenses of $387,253, convertible notes, net of discount of $470,171, plus derivative liability of $1,072,494. The decrease in accounts payable and accrued expense was due primarily to the payment of an outstanding payment payable with a manufacturer of $325,000.

Net cash used in operating activities in the nine month period ended December 31, 2022 was $1,400,650 compared to net cash provided of $120,803 in the same period in 2021. The variance between the same periods in 2022 over 2021 relates mainly to a significant loss in 2022 of $2,282,910 compared to $ 63,783 resulting from higher expense in 2022 against revenue of $1,000,000 in 2021 with none in 2022.

Net cash provided by financing activities for the nine month period ended December 31, 2022 was $1,865,000 compared to net cash used in financing activities of $120,500 in the same period in 2021. Cash provided in the period ended December 31, 2022 was due to warrant conversion of $208,000, net proceeds from convertible notes of $1,932,000, offset by repayment of convertible note of $275,000 compared to proceeds from convertible note of $200,000 offset by repayment of convertible notes of $320,500 for the same period in 2021.

As of December 31, 2022, the Company had total assets of $565,844 and total liabilities of $1,929,918. Stockholders’ deficit as of December 31, 2022 was $1,364,074. This compares to a stockholders’ deficit of $671,476 as of March 31, 2022. Liabilities increased in 2022 mainly as a function of the issuance of convertible notes net of discount of $470,171 and derivative liability of $1.027,494 compared to zero for both as of March 31, 2021.

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

Our current capital will take us through Phase I clinical trials which was completed as of December 31, 2022 and the FDA approval process for Phase 2. It is estimated Phase 2 trials will require an additional $20-25 million for completion of the brain and pancreatic cancer trials.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2022.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the nine months ended December 31, 2022, two officers and a director were issued 1,983,129 shares of common stock with a value of $514,740 for service.

During the nine months ended December 31, 2022, four entities were issued 4,200,000 shares of common stock with a value of $208,000 for the exercise of 4,200,000 warrants.

During the nine months ended December 31, 2022, the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the nine months ended December 31, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the nine months period ended December 31, 2022, the Company issued 3,512,168 shares of common stock with a value of $556,565 for the conversion of $550,000 of convertible notes and $6,565 in interest.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: February 14, 2023	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

