Form 10-K
period 2023-03-31
Nascent Biotech Inc.
filed 2023-06-29
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ]  to [  ]

Commission file number 000-55299

NASCENT BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5001940
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

631 US Hwy 1 Suite 407 N Palm Beach, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 29, 2023 was 141,401,528 The number of shares outstanding of the Company’s $0.001 Par Value Series A Convertible preferred as of June 15, 2022 was zero.  The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2022 was 61,455,874  with a market value of  $19,168,087. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our suppliers, management, support staff and professional advisors. Although the Company’s operations are virtual, we depend on numerous third party consultants and contract suppliers so we cannot measure the impact on our operations or financial condition at this point in time.

PART I

ITEM 1: BUSINESS.

Overview

NASCENT BIOTECH INC., a Nevada corporation (“Nascent” or the “Company”), is actively developing its primary asset, Pritumumab, for the treatment of brain cancer and pancreatic cancer.  Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common molecular target.  The Company continues exploring Pritumumab in its use against viruses.  Nascent has completed its research with their partner, Manhattan BioSolutions developing a traditional vaccine platform to create vaccines for viral infections.

On June 6th, 2023, the Company mutually ended a license agreement with BioRay Pharmaceutical Co LTD and thereby regained worldwide rights for development and distribution of Pritumumab.

On June 8, 2021  the US Patent Office issued patent  number 11028155 to the Company titled ”Enhanced Delivery of Drug to the Brain”.

On November 8, 2022 the US Patent Office issued patent number 11492394 to the Company titled “Kits and Containers for Treating Vimentin Expressing Tumors” to the Company.

Current Business

We are a Phase II Clinical Stage Biopharmaceutical Company that develops monoclonal antibodies for the treatment of various cancer types. We focus on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use.  We currently own drug candidate, Pritumumab, which we are developing as a treatment for epithelial cancers (which includes lung, breast, colon, brain, and pancreas).  Our initial focus is on patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma.  Our focus is driven primarily by two factors: (1) brain cancer is a reasonably-sized orphan market–especially including metastatic brain cancer - and (2) an unmet need in cancer treatment.

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

We expect to amplify on the past clinical development strategy during the next 12 months plan to:

•	commence Phase II clinical trials in the United States with Pritumumab third calendar quarter 2023.

•	continue to evaluate the application of Pritumumab in the treatment of other unmet ectodomain vimentin positive cancer types such as pancreatic.

On December 7, 2018, the Company received FDA clearance to begin clinical trials Phase I Clinical Trials.  Due to a production issue with their bulk substance and the COVID Pandemic, the Company began their Phase I clinical trial at Hoag Presbyterian Cancer Center in Newport Beach CA in December of 2020 enrolling their first patient in March of 2021.  On December 28, 2022 the  Company had completed all patients through cohort 5; the final cohort  of the phase 1 clinical trial. The Company submitted its data and Phase II protocol to the USFDA for approval to begin Phase II Clinical trials.

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

Our Goal and Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy to achieve this goal are as follows:

•

Advance Pritumumab, our drug candidate, toward regulatory approval and commercialization. In Phase I/II Clinical Trials, we are primarily focused on developing Pritumumab for the treatment of patients with primary brain tumors.

•

Expand our claims by pursuing additional indications for Pritumumab, due to the target antigen’s (ectodomain vimentin) presence in a variety of cancers apart from brain cancer. Nascent will seek to expand it into other areas. Additionally, we believe Pritumumab could be an effective carrier protein for other anti-cancer drugs and can be developed as a diagnostic tool.

When the COVID-19 pandemic occurred, we learned that cell-surface vimentin may be a marker that the SARS-Cov-2 virus uses to “recognize” and infect target cells.  We engaged in research and found promising results for Pritumumab.  Employing Pritumumab, or a suitable fragment (e.g., the scFv fragment), might be a viable treatment for an individual infected by the virus.  Additionally, Nascent has engaged in research with Syracuse University to investigate using Pritumumab as an aerosol type treatment with promising results.  Nascent is currently seeking a partner to continue development of this project.  Nascent has signed an agreement to develop a vaccine research platform to include a COVID-19 vaccine with Manhattan BioSolutions using the BCG Bacteria.  This bacterium is currently being used as a treatment for Bladder Cancer and Tuberculosis.  The construct will be a traditional vaccine approach.

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

Development Plan

We initiated a US-based clinical trial of pritumumab in patients with brain cancer in March 2021. In this trial, we are investigating the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor. Our Phase I trial is a multiple ascending dose study employing significantly higher doses to test for safety and improved efficacy. We believe we can complete the Phase II studies indicated above within a period of about 24 months and for a total cost of less than $18.5 million dollars. This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

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

On June 8, 2021  the US Patent Office issued patent t number 11028155 to the Company titled ”Enhanced Delivery of Drug to the Brain”.

On November 8, 2022 the US Patent Office issued patent number 11492394 to the Company titled “Kits and Containers for Treating Vimentin Expressing Tumors” to the Company.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our potential competitors include, but are not limited to, Genentech, Merk, Roche, Takeda, Array Biopharma and Ambit Biosciences. We are an early-stage company with no history of operations, and we acquired the rights to the drug candidates we expect to develop. Many of our competitors have substantially more resources than we do, including both financially and technically. In addition, many of our competitors have more experience than us in clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. We anticipate that we will face intense competition.

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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and determine appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

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

10

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

Risks Related to our Business

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. The resulting social distancing, travel bans, and quarantine delayed the start of our Phase I Trial. This trial has been completed.

We currently have no product revenues and no products approved for marketing and will need to raise additional capital to operate our business. We received license revenue during the year ended March 31, 2022

We have generated no product revenues but sold a license agreement which had the potential to generate $5 million of license fees based on specific milestones met by the Company. To date we received $1,750,000, however by mutual agreement the license has been cancelled and the worldwide rights have been re-gained by the Company. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. We have completed our phase 1 clinical trial for Pritumumab and submitted the protocol for Phase 2 to the FDA for approval.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business. Our accumulated deficit since inception through March 31, 2023 was $21,641,375. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for several years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

•	undertaking phase 2 clinical trials;

•	hiring additional personnel;

•	participating in the regulatory approval processes;

•	manufacturing and formulating products;

•	initiating and conducting sales and marketing activities; and,

•	implementing additional internal systems and infrastructure.

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

Our audited financial statements for the year ended March 31, 2023 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2014 and do not have a history of earnings except for the years ended March 31, 2017 and 2022. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all their investment in the Company.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

Currently, we do not have an independent audit committee. Our independent Director along with the other Directors functions as our audit committee and is comprised of three directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and its ability to pursue the committee's responsibilities, this could compromise management of our business.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 631 US Hwy 1 Suite 407, N Palm Beach, FL 33408, which we receive rent free on a month to month basis. Our telephone number is (612) 961-5656. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2023	0.20	0.04
December 31, 2022	0.31	0.14
September 30, 2022	0.45	0.15
June 30, 2022	0.32	0.05
March 31, 2022	0.06	0.05
December 31, 2021	0.09	0.05
September 30, 2021	0.10	0.07
June 30, 2021	0.11	0.05

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders

As of March 31, 2023, there were approximately 153 holders of record of our common stock and  141,736,143 common shares issued and 131,764,348 outstanding.

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

We currently have 1,430,000 options issued and outstanding under our 2015 Stock Option Plan (amended March 9, 2020) which have been granted to two key officers and directors and plus three consultants.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2023.

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

During the year ended March 31, 2021 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt. The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1 by September 21, 2020 for the common stock to be converted and the underlying common shares for the warrants. The S-1 was filed and has been cancelled after fulfilling the requirements on the shares converted.

During the year ended March 31, 2022 the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

As of March 31, 2023 there were zero preferred shares outstanding.

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

During the year ended March 31, 2023 the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the year ended March 31, 2023, the Company issued 1,000,000 shares of common stock for clinical consulting with a value of $60,000.

During the year ended March 31, 2023, the Company 4,200,000 shares of common stock for the conversion of 4,200,000 warrants with a value of $208,000 received in cash.

During the year ended March 31, 2023, the Company issued 3,815,414 shares of common stock with a value of $624,320 to three related parties for service.

During the year ended March 31, 2023 the Company issued 11,398,059 shares of common stock with a value of $1,023,975 for the conversion of debt and accrued interest.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2023 and March 31, 2022 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2023 and 2022, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2023 were $2,155,757 including research and development costs of $270,529, phase 1 clinical trials of $383,688, general and administrative expenses of $389,767 and consulting of $1,096,245 compared to the year ended March 31, 2022 in which our operating expenses were $1,457,052 with research and development costs of $197,406, consulting of $547,933 and general and administrative costs of $379,424, Operating expenses increased in the year ended March 31, 2023 over the same period in 2022 by $698,705 due primarily to the increase in consulting expenses in 2023 over 2022.

Other expense  totaled $645,212 for the year ended March 31, 2023  compared to other expense of $13,338 for the same period in 2022.  Other income consisted of change in fair value of $1,054,786, Original debt discount to interest of $156,229, interest expense of $1,566,919 and debt forgiveness of $28,000 in the year ended March 31, 2023 compared to  interest expense of $48,004, gain in debt forgiveness of $5,000, finance costs of $151,150, original debt discount to interest of $287,979 and a change  in fair value of $468,823 for the same period in 2022.

Revenue, Net Income and Loss

The Company recorded no revenue for the year ended March 31, 2023 and revenue of $1,000,000 from the initial payment from the sale of a license agreement during the year ended March 31, 2022.

Our net loss for the year ended March 31, 2023 was $2,800,969 compared to a net loss of $470,390 during the year ended March 31, 2022. The increase in net loss for the year ended March 31, 2023 is due to increased consulting expense compared to the March 31, 2022 year end along with  the license payments of $1,000,000  in the year ended March 31, 2022.

Our operations to date have been financed by the sale of our common stock and initial payments of a licenses sale. Our largest expenses to date have been research and development, IND filings and tests required for the filing and consulting fees. The research and development costs in 2023 increased from research and development costs in 2022 of $197,406 to $270.529.

We do not anticipate generating revenues in the foreseeable future other than future licenses sales or additional payments from licenses in effect, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2023 we had cash of $172,186 and prepaid of $82,816 compared to cash of $94,414 and prepaid of $11,000 in the same period in 2022. Our accounts payable and accrued expense at March 31, 2023 was $498,122 consisting of $427,653  in accounts payable and $70,469 in accrued expense as compared to $776,890 in accounts payable as of March 31, 2022 consisting of accounts payable of  $704,890 and accrued expense of $72,000 in the same period in 2022.  Other liabilities include convertible notes of $389,591, net of discount and derivative liability of $663,426 as of March 31, 2023 compared to zero for both categories int the same period in 2022.

We have limited revenues from a license sale to satisfy our ongoing liabilities, however it is not known how much and the timing of the receipts of revenue. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2023, consisted of $255,002 in cash and prepaid as compared to total current assets of $172,186 consisting of cash and prepaid of $82,816. This compares to $94,313 in cash and $11,000 in prepaid for a total of $105,414 in the same period in 2022.

Our total current liabilities as of March 31, 2023 were $1,551,139 as compared to total current liabilities of $776,890 as of March 31, 2022. The increase in current liabilities in the year ended March 31, 2023 over the same period in 2022 was primarily attributed to the addition of convertible notes of $389,591 and derivative liability of $663,426 in the year ended March 31, 2023 compared to zero for both categories in the same period in 2022.

As of March 31, 2023 the Company’s  negative working capital was $1,296,137 compared to negative working capital of $671,476 as of March 31, 2021. The higher negative working capital from 2023 over 2022 can be attributed to the addition of the convertible notes and derivative liability offset by lower accounts payable and accrued expenses in 2023 over 2022.

Cash Flows

Operating Activities

Cash used in operating activities was $1,787,228 for the fiscal year ended March 31, 2023 compared to cash provided by operating activities of $413,479 in the year ended March 31, 2022. The increase in cash provided by operating activities as of March 31, 2022 is attributed to the collection of accounts receivable of $750,000 along with a lower net loss due to the revenue from the licenses agreement in 2022 over 2023.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2023 and 2022.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2023 was $1,865,000 compared to cash used in financing activities of $320,500 for the fiscal year ended March 31, 2022 The cash provided by financing activities in 2023 was due to  proceeds from convertible notes of $1,932,000 offset by repayment of convertible notes of $275,000 and proceeds from proceeds from conversion of warrants of $208,000 compared to proceeds from convertible notes of $200,000 offset by repayment of convertible notes of $520,500 in the  year ended March 31, 2022

Cash Requirements

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has limited  licenses  revenues and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2023, our company has accumulated deficit of $21,622,775 and a working capital deficit of $1,296,137. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital requirements noted below in their report on the financial statements for the year ended March 31, 2023 our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $18,000,000 to enable us to proceed with our plan of operations, including completion of phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	55	July, 2014
Doug Karas	Independent Director	60	April, 2016
Lowell Holden	Chief Financial Officer and Director	80	July, 2014

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2023.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our outside director Douglas Karas who serves as Chairman of the committee and sole member. Mr. Karas is a Certified Public Account.   Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation cash and accrual for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($)	Total Compensation
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Sean Carrick President-Director(2)	2023 2022	252,000 252,000	--	- -	-- --	- -	- -	- -	252,000 252,000
Lowell Holden(1) CFO, Director	2023 2022	180,000 180,000	--	- -	-- -	- -	- -	- --	180,000 180,000
Douglas (3) Karas, Director	2023 2022	20,000 20,000	-- --	-- --	-- --	-- --	-- --	-- --	20,000 20,000

For the year ended March 31, 2023:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000 in cash.
(3)	The director of the Company was paid $20,000 in director fees which was paid in stock.

As of March 31, 2023, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

As of March 31, 2023, the Company has 1,430,000 options issued and outstanding under our Stock Option Plan which have been granted to two officers and directors and three consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.18 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2023:

Recipient	Title	Number Options
Sean Carrick	Officer and Director	375,000
Lowell Holden	Officer and Director	375,000
Employees and consultants as a group	--	680,000
Total		1,430,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	8,570,000
Equity compensation plans not approved by security holders	--	--	--
Total	10,000,000	--	8,570,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors.  At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We pay our independent director $5,000 per quarter either in cash or stock for being a director. Directors who are officers of the Company do not receive compensation for being directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2023 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Douglas Karas- Director 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	1,575,767	1.19%
Common	Lowell Holden – CFO & Director (1) 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	10,279,277	7.80%
Common	Dr Robert D Burke – 5% shareholder 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	21,272,889	16.14%
Common	Sean Carrick President, Secretary & Director 6631 US Hwy 1 Suite 407 N Palm Beach, FL 33408 Sid Lorio – 5% shareholder	19,233,607	14,60%
Common	631 US Hwy 1 Suite 407 North Palm Beach, FL 33408	8,281,249	6.28%
	All directors and executive officers as a group (3 persons)		23.59%

(1)	Mr. Holden holds 8,279,277shares directly and 2, 000,000 shares indirectly

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

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	--
Total	$592,000	18%

For the year ended March 31, 2023:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000 in cash.
(3)	The director of the Company was paid $20,000 in director fees which was paid in common stock of the Company.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2023:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	10,052,269	11,081,179
Chief Financial Officer	617,346	5,258,723	5,876,069
Total	1,646,256	15,310,992	16,957,248

As of March 31, 2023, there was no accrued liabilities due to officers and directors.

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

During the year ended March 31, 2023 the Company issued 3,815,414 shares of common stock with a value of $624,320 to three related parties for service.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for the fiscal year March 31, 2023 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2023	2022
Audit fees	$32,250	$28,250
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT BIOTECH INC.
(Registrant)
Dated: June 29, 2023	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2023	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: June 29, 2023	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: June 29, 2023	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc. (“the Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivatives on Convertible Loans

Description of the Critical Audit Matter

As discussed in Note 10 to the consolidated financial statements, several convertible notes have been issued that qualify for derivative accounting.

Auditing management's considerations related to the determination of the fair value of the derivative liabilities was complex and highly judgmental due to the significant estimates and assumptions required in determining the fair value of the derivatives on convertible loans.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for derivatives on convertible loans and related accounts included the following, among others:

•	Independently confirmed notes payable and related terms of conversion with third party note holders.

•	Performed independent assessment of the appropriateness of the assumptions and estimates used by management to determine the fair value of the derivatives on convertible loans.

•	Assessed completeness and appropriateness of management's significant accounting policies disclosed related to derivatives on convertible loans.

We have served as the Company’s auditor since 2019. Spokane, Washington (PCAOB ID: 5525)
June 29, 2023

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2023	2022
ASSETS
Current assets:
Cash	$172,186	$94,414
Prepaid	82,816	11,000

Total current assets	255,002	105,414

Total assets	$255,002	$105,414

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$498,122	$776,890
Convertible note- net of discount	389,591	-
Derivative liability	663,426	-
Total current liabilities	1,551,139	776,890

Total liabilities	1,551,139	776,890

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value,50,000,000 authorized, zero Series A issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 131,764,348 and 111,313,175 issued and outstanding, respectively	131,764	111,313
Additional paid-in capital	20,194,874	18,039,017
Accumulated deficit	(21,622,775)	(18,821,806)
Total stockholders’ equity (deficit)	(1,296,137)	(671,476)
Total liabilities and stockholders’ equity	$255,002	$105,414

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2023	2022

Revenue	$-	$1,000,000

Operating expenses:
Consulting expense	1,096,245	547,933
General and administrative expense	389,767	379,424
Clinical trials	383,688	332,289
Research and development	270,529	197,406
Total operating expense	2,155,757	1,457,052
Income (loss) from operations	(2,155,757)	(457,052)

Other income (expense):
Interest income	274	12
Interest expense	(1,566,919)	(48,004)
Finance costs	(5,124)	(151,150)
Gain on debt forgiveness	28,000	5,000
Original interest debt discount	(156,229)	(287,979)
Gain on change in fair value of derivative liabilities	1,054,786	468,823
Total other income (expense)	(645,212)	(13,338)

Net income (loss) before income tax	(2,800,969)	(470,390)

Income tax	-	-

Net income (loss)	$(2,800,969)	$(470,390)

Net income (loss) per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	118,569,028	107,741,761

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2023 AND 2022

	Preferred Shares		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance at March 31, 2021	54,130	$54	104,834,083	$104,834	$17,774,023	$(18,351,416)	$(472,505)
Common stock for service	-	-	50,000	50	5,200	-	5,250
Common stock to related parties for service	-	-	1,513,719	1,514	109,322	-	110,836
Common stock to related parties for conversion of payables	-	-	2,407,010	2,407	125,926	-	128,333
Common stock for conversion of payables	-	-	540,000	540	26,460	-	27,000
Common stock issued for the conversion of preferred shares	(54,130)	(54)	1,968,363	1,968	(1,914)	-	-

Net loss	-	-	-	-	-	(470,390)	(470,390)

Balance at March 31, 2022	-	-	111,313,175	111,313	18,039,017	(18,821,806)	(671,476)
Common stock issued for service	-	-	1,000,000	1,000	59,000	-	60,000
Common stock issued for conversion of payables	-	-	37,700	38	9,237	-	9,275
Common stock issued to related party for service	-	-	3,815,414	3,815	620,505	-	624,320
Common stock issued for the conversion of debt	-	-	11,398,059	11,398	1,012,576	-	1,023,974
Common stock issued for the conversion of warrants	-	-	4,200,000	4,200	203,800		208,000
Warrants issued with convertible notes	-	-	-	-	178,739	-	178,739
Stock option expense	-	-	-	-	72,000	-	72,000

Net loss	-	-	-	-	-	(2,800,969)	(2,800,969)

Balance at March 31, 2023	-	$-	131,764,348	$131,764	$20,194,874	$(21,622,775)	$(1,296,137)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2023	2022

Cash flows from operating activities:
Net loss	$(2,800,969)	$(470,390)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	60,000	5,250
Stock based compensation- related parties	624,320	110,835
(Gain) loss on fair value of derivative liabilities	(1,054,786)	(468,823)
Debt discount amortization	1,343,277	325,431
Loss on convertible notes	286,265	-
Stock option expense	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	750,000
Prepaid	(71,816)	(11,000)
Accounts payable and accrued expenses	(245,519)	167,060
Due to related parties	-	5,116
Net provided by (cash used) in operating activities	(1,787,228)	413,479

Cash flows from financing activities:
Proceeds from convertible note	1,932,000	200,000
Common stock issued for the exercise of warrants	208,000	-
Repayment of convertible notes	(275,000)	(520,000)
Net cash provided by ( used in) financing activities	1,865,000	(320,500)

Net increase (decrease) in cash	77,772	92,979
Cash – beginning of year	94,414	1,435
Cash – end of year	$172,186	$94,414

SUPPLEMENT DISCLOSURES:
Interest paid	$11,135	$30,027
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Common stock issued for payables – related parties	$-	$128,333
Common stock issued for retiring preferred shares	$-	$1,968
Common stock issued for convertible debt	$1,023,974	$-
Common stock issued for accounts payable	$9,275	$27,000
Initial discount from derivatives	$178,739	$-

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer. The Company has completed its phase one trial and submitted the data and protocol to the FDA on March 17, 2023 for review to commence phase 2 clinical trials. Once approval has been received from the FDA, the Company will commence its phase 2 clinical trials.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March 31, 2023 did not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended March 31, 2023. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

The Company had one revenue stream, which is the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the years ended March 31, 2023 and 2022, respectively.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project or expensed as research and development as the material are consumed or written off if a product is abandoned. At March 31, 2023 and 2022, the Company had zero capitalization associated with materials held with a future alternative use. The cost of these materials was expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset (3 to 5 years), beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended March 31, 2023 and 2022, depreciation expense totaled zero, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment recognized during the years ended March 31, 2023 and 2022.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2023 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of  March 31, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended March 31, 2023:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2021	$-	$-	$302,156
Change in fair value at initial issuance	-	-	166,667
Change in fair value of the derivative	-	-	(468,823)
Balance at March 31, 2022	$-	$-	$-
Change in fair value at initial issuance and conversion	-	-	178,739
Change in fair value at conversion			(570,099)
Change in fair value of the derivative	-	-	1,054,786
Balance at March 31, 2023	$-	$-	$663,426

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $1,296,137 and an accumulated deficit of $21,622,775 as of March 31, 2023. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4– RELATED PARTY TRANSACTIONS

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and an independent director. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	-
Total	$452,000	18%

For the year ended March 31, 2023:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000.
(3)	The director of the Company was paid $20,000 in director fees which was paid in stock.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2023:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	10,052,269	11,081,179
Chief Financial Officer	617,346	5,258,723	5,876,069
Total	1,646,256	15,310,992	16,957,248

As of March 31, 2023, the Company had zero due to officers and directors.

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

During the year ended March 31, 2023 the Company issued 3,815,414 shares of common stock with a value of $624,320 to three related parties for service.

NOTE 5 – LICENSE SETTLEMENT

On October 12, 2017, the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company will pay the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of September 20, 2022  the consultant was paid in full.

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

During the year ended March 31, 2021 the Company issued 740,000 shares of Series A preferred stock and 3,700,000 warrants; 640,000 for $640,000 in cash and $100,000 for debt.  The stock is convertible into common stock at 10 cents per share or 50% of the lowest trading price, whichever is lower 5 days prior to conversion. The Company has the right to convert the shares nine months after the issuance. The warrants are convertible at $0.15 per share within two years of issuance. In addition the Company agreed to filing an S-1  for the common stock to be converted and the underlying common shares for the warrants.

During the year ended March 31, 2022  the Company issued 1,968,363 shares of common stock for the conversion of 54,130 shares of preferred stock.

As of March 31, 2023 and 2022 there we no outstanding preferred shares.

Common Stock

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

During the year ended March 31, 2023 the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the year ended March 31, 2023, the Company issued 1,000,000 shares of common stock for clinical consulting with a value of $60,000.

During the year ended March 31, 2023, the Company 4,200,000 shares of common stock for the conversion of 4,200,000 warrants with a value of $208,000 received in cash.

During the year ended March 31, 2023 , the Company issued 3,815,414 shares of common stock with a value of $624,320 to three related parties for service.

During the year ended March 31, 2023 the Company issued 11,398,059 shares of common stock with a value of $1,023,975 for the conversion of debt and accrued interest.

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

During the years ended March 31, 2023 and 2022, the Company expensed $72,000 and zero, respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is 26,219 as of March 31, 2023.

The following sets forth the options granted and outstanding during the years ended March 31, 2023 and 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2021	1,405,000	$0.34	4.80	1,405,000	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(475,000)	-		(475,000)	-
Outstanding at March 31, 2022	930,000	$0.34	3.80	930,000	$-
Granted	500,000	0.18	4.75	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	--
Outstanding at March 31, 2023	1,430,000	$0.28	3.81	930,000	$-

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

On April 7, 2022, the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $21,336 is accounted for as paid in capital. As of March 31, 2023 the 500,000 warrants were converted into 500,000 shares of common stock with a value of $60,000.

On August 31, 2022 the Company issued 750,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.41 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.50%. The fair value of the warrants were calculated to be $ 188,760 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds that were allocated to the warrants of $9,902 is accounted for as paid in capital.

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

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2023 was.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2021	-	$0.00	0.00	$-
Granted	3,700,000	0.15	2.00
Exercised	-		-	-
Expired	-		-	-
Outstanding at March 31, 2022	3,700,000	$0.04	1.35	$-
Granted	1,000,000	0.60	1.75	-
Exercised	(3,700,000)		-	-
Expired	-		-	-
Outstanding at March 31, 2023	1,000,000	$0.60	1.50	$-

As of March 31, 2023 there were 1,000,000 warrants outstanding.

NOTE 9 – INCOME TAXES

At March 31, 2023 and 2022, the Company had federal net operating loss carry forwards of approximately $13,544,358 and $11,786,575 respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating loss	$1,757,783	$319,880
Less: Valuation allowance	(1,757,783)	(319,880)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2023.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2023 and 2022 at 21%.

The Company, due to its losses, has not filed US Corporate tax returns and is subject to examination back to March 31, 2015.

NOTE 10 – CONVERTIBLE DEBT

On May 7, 2020, The Company issued an 8% $50,000 one year convertible note. The note was convertible into common stock at the lesser of $0.20 per share or 80% of the lowest closing bid five days prior to conversion.

On July 7, 2020, $50,000 of the one year convertible note payable was converted into 50,000 shares of series A preferred.

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

On August 10, 2021, the Company issued a $200,000 convertible note. The note matures on February 10, 2022, and bears fixed interest of 10%. Within 180 days of issuance the note may be repaid at an escalating premium up to 125% of the face value of the note. After 180 days the note may be converted into common stock of the Company at $0.06 per share or a 25% discount to the lowest trading price during the 10 days prior to conversion. The initial derivative was calculated using risk free interest of .05%, volatility of 132% and expected life of 0.50 years. On March 28, 2022, the Note was paid consisting of $200,000 in principal, accrued interest of $997,260 and financing costs of $50,000.

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

The initial derivatives were calculated for each debenture as follows:

1.	Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years
2.	Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years
3.	Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

During the period ended March 31, 2023, the Company issued 9,539,197 shares of common stock with a value of $823,975 for the conversion of $800,000 of convertible note and $23,975 in interest, leaving a balance due of $700,000 of convertible notes plus accrued interest.

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000.  The first  $250,000 was  paid at closing with the second $250,000 to be paid  upon the S-1 becoming effective. Each debenture matures one year from date of issuance.  The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share.  As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. As of March 31, 2023 the funds  for the second debenture had not been received. During the year ended March 31, 2023, the Company issued 1,858,862 shares of common stock for the conversion of $200,000 of the convertible note leaving a balance of $50,000 plus accrued interest.  As of March 31, 2023 the second $250,00 had not been paid to the Company.

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company receives $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials , which started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payment of $2,500,000 will be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company will receive a 9% royalty on net sales for 20 years. As of March 31, 2023 the Company received payments totaling $1,750,000 from the license. (See Note 13- Subsequent Events)

NOTE 12 –COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2023 the outstanding amount due the manufacture was $19,300.

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

NOTE 13 SUBSEQUENT EVENTS

On May 1, 2023 the Company issued 3,837,419 shares of common stock with a value of $151,578 for the conversion of $150,000 of convertible debt and $1,578 in accrued interest.

On May 17, 2023 the Company issued 1,331,919 shares of common stock with a value of $50,240 for the conversion of $45,000 of convertible debt and $5,240 in accrued interest.

On May 24, 2023 the Company issued 4,367,842 shares of common stock with a value of $165,978 for the conversion of $150,000 of convertible debt and $15,978 in accrued interest.

On June 6, 2023 the Company signed a mutual agreement with BioRay Pharmaceutical Co to terminate the license agreement, dated March 31, 2021. The termination of the agreement rescinds all rights by BioRay and returns to the Company, the global rights, which had been granted  BioRay under the agreement.

On May 30, 2023 the Company issued 100,000 shares with a value of $5,600 to one individual for service.

The Company has evaluated subsequent events to determine events occurring after March 31, 2023 through the date this report was issued there are not events  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

