Form 10-K/A
period 2023-03-31
Nascent Biotech Inc.
filed 2023-07-03
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 29, 2023 was 141,401,528. The number of shares outstanding of the Company’s $0.001 Par Value Series A Convertible preferred as of June 15, 2022 was zero.  The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2022 was 61,455,874  with a market value of  $19,168,087. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Amendment 1

The Company is amending this report to correct the general and administrative expense in the statement of operation. This change does not change the operations expense or the net loss and does not impact any other part of the financial statement. The Company has elected to file this change for clarification only.

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

Expenses

Operating expenses for the year ended March 31, 2023 were $2,155,757 including research and development costs of $270,529, phase 1 clinical trials of $383,688, general and administrative expenses of $405,295 and consulting of $1,096,245 compared to the year ended March 31, 2022 in which our operating expenses were $1,457,052 with research and development costs of $197,406, consulting of $547,933 and general and administrative costs of $379,424, Operating expenses increased in the year ended March 31, 2023 over the same period in 2022 by $698,705 due primarily to the increase in consulting expenses in 2023 over 2022.

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

NASCENT BIOTECH INC.
(Registrant)
Dated: July 3, 2023	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 3, 2023	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: July 3, 2023	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: July 3, 2023	By:	/s/ Lowell Holden
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

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2023	2022

Revenue	$-	$1,000,000

Operating expenses:
Consulting expense	1,096,245	547,933
General and administrative expense	405,295	379,424
Clinical trials	383,688	332,289
Research and development	270,529	197,406
Total operating expense	2,155,757	1,457,052
Income (loss) from operations	(2,155,757)	(457,052)

Other income (expense):
Interest income	274	12
Interest expense	(1,566,919)	(48,004)
Finance costs	(5,124)	(151,150)
Gain on debt forgiveness	28,000	5,000
Original interest debt discount	(156,229)	(287,979)
Gain on change in fair value of derivative liabilities	1,054,786	468,823
Total other income (expense)	(645,212)	(13,338)

Net income (loss) before income tax	(2,800,969)	(470,390)

Income tax	-	-

Net income (loss)	$(2,800,969)	$(470,390)

Net income (loss) per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	118,569,028	107,741,761

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

