Form 10-Q
period 2023-06-30
Nascent Biotech Inc.
filed 2023-08-18
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023 the Registrant had, 149,636,780 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$9,480	$172,186
Prepaid	69,442	82,816
Total current assets	78,922	255,002

Total assets	$78,922	$255,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$644,260	$498,122
Convertible note- net of discount	276,972	428,719
Derivative liability	312,724	663,426
Total current liabilities	1,233,956	1,551,139

Total liabilities	1,233,956	1,551,139

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 143,636,778 and 131,764,348 issued and outstanding, respectively	143,636	131,764
Additional paid-in capital	20,864,329	20,194,874
Accumulated deficit	(22,162,999)	(21,622,775)
Total stockholders’ deficit	(1,155,034)	(1,296,137)
Total liabilities and stockholders’ deficit	$78,922	$255,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Consulting	$229,362	$423,140
General and administrative expense	87,750	109,703
Clinical trials	32,444	29,936
Product filling	136,507	-
Research and development	25,910	56,890
Loss from operations	(511,973)	(619,679)

Other income (expense):
Interest income	21	3
Change in fair value of derivative	159,444	(527,584)
Gain on debt settlement	50,000	-
Loss on original issuance discount	-	(82,666)
Interest expense	(237,716)	(69,950)
Total other income (expense)	(28,250)	(680,197)

Net loss	$(540,224)	$(1,299,876)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	139,952,376	113,439,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2022	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	21,336	-	21,336
Net loss	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	117,065,675	$117,065	$18,567,825	$(20,121,682)	$(1,436,792)

Balance at March 31, 2023	131,764,348	$131,764	$20,194,874	$(21,622,775)	$(1,296,137)
Common stock issued to related parties	2,235,250	2,235	109,527	-	111,762
Common stock issued for convertible debt	9,537,180	9,537	358,259	-	367,796
Common stock issued for service	100,000	100	5,500	-	5,600
Change in derivative at conversion			191,258		191,258
Option discount	-	-	4,911	-	4,911

Net loss	-	-	-	(540,224)	(540,224)

Balance at June 30,2023	143,636,778	$143,636	$20,864,329	$(22,162,999)	$(1,155,034)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(540,224)	$(1,299,876)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation – related parties	111,762	305,224
Stock-based compensation	5,600	60,000
(Gain) loss in fair value of derivative liability	(159,444)	527,584
Debt discount amortization	232,381	64,887
Loss on convertible notes	-	82,664
Gain on debt settlement	(50,000)	-
Stock option expense	4,911	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	218,934	(74,075)
Prepaid	13,374	(26,750)
Due to related parties	-	16,500
Net cash provided by (used in) operating activities	(162,706)	(343,839)

Cash flows from financing activities:
Proceeds from warrant conversion	-	148,000
Proceeds from convertible notes	-	245,000
Net cash provided (used) by financing activities	-	395,000

Net increase (decrease) in cash	(162,706)	51,161
Cash -beginning of year	172,186	94,414
Cash -end of period	$9,480	$145,575

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non Cash Transactions
Warrants issued with convertible notes	$-	$21,336
Initial discount from derivatives	$-	$253,664
Common stock issued for debt conversion	$358,259	$-
Retirement of derivative at conversion of debt	$191,258	$-

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1 clinical trials. As of June 30, 2023 the Company had completed the phase 1 clinical trials and submitted to the FDA for clearance to begin phase 2 clinical trials. (See Note 12- Subsequent Events)

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2023. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has one revenue stream, which are the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met. During the three months period ended June 30, 2023, no revenue was received.

Accounts receivable

Accounts receivables are carried at face value less any provisions for uncollectible amounts. Accounts receivable are receivables from a license agreement. No allowance for bad debt was considered necessary for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company did not have any accounts receivable.

Derivative debt

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments and supersedes the respective guidance within ASC 470-20 and ASC 740-10-55-51. With the elimination of the cash conversion and beneficial conversion feature models, more instruments will be accounted for as a single instrument rather than having their proceeds allocated between liability and equity accounting units.

The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted at the beginning of an entity’s annual fiscal year, but no earlier than fiscal years beginning after December 15, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of June 30, 2023:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	11,475,779	12,504,679
Chief Financial Officer	617,346	5,970,223	6,587,569
Total	1,646,256	17,445,992	19,092,248

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

During the three months ended June 30, 2023, two officers and a director were issued 2,235,250 shares of common stock with a value of $111,763 for service.

NOTE 5 – EQUITY

Common

During the three months ended June 30, 2022, two officers and a director were issued 1,052,500 shares of common stock with a value of $305,224 for service.

During the three months ended June 30, 2022, four entities were issued 3,700,000 shares of common stock with a value of $148,000 for the exercise of 3,700,000 warrants.

During the three months ended June 30, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the three months ended June 30, 2023, two officers and a director were issued 2,235,250 shares of common stock with a value of $111,763 for service.

During the three months ended June 30, 2023, the Company issued 9,537,182 shares of common stock with a value of $367,796 for the conversion of debt and accrued interest.

During the three months ended June 30, 2023, the Company issued 100,000 shares of common stock with a value of $5,600 for service.

NOTE 6– OPTIONS

As of June 30, 2023, the Company recognized $4,911 in option expense leaving a balance of unrecognized option expense of $71,081.

The following sets forth the options granted and outstanding during the three months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2023	1,430,000	$0.28	3.81	930,000	$-
Granted		-	-	-	-
Exercised	-	-	-	-	-
Outstanding at June 30, 2023	1,430,000	$0.28	3.56	1,005,000	$-

The weighted average remaining life and intrinsic value of the options as of June 30, 2023, was 3.56 years and zero, respectively.

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

On April 7, 2022,the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds allocated to the warrants of $21,336 is accounted for as paid in capital.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2023 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$-
Granted	1,000,000	0.60	1.75	-
Exercised	(3,700,000)	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2023	1,000,000	0.60	1.50	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at June 30, 2023	1,000,000	$0.60	1.25	$-

As of June 30, 2023 there were 1,000,000 warrants outstanding.

NOTE 8 - CONVERTIBLE DEBT

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

The initial derivatives were calculated for each debenture as follows:

1.	Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years
2.	Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years
3.	Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

During the three months ended June 30, 2023, the Company issued 8,205,263 shares of common stock for the conversion of $300,000 of the convertible note plus $17,556 of accrued interest leaving a balance of $400,000 plus accrued interest.

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000. The first $250,000 was paid at closing with the second $250,000 to be paid upon the S-1 becoming effective. Each debenture matures one year from date of issuance. The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share. As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. As of June 30, 2023 the funds for the second debenture had not been received. During the three months ended June 30, 2023, the Company issued 1,331,919 shares of common stock for the conversion of $45,000 of the convertible note plus $5,240 of accrued interest leaving a balance of $5,000 plus accrued interest.

During the three months ended June 30, 2023, the Company issued an aggregate of 9,537,182 shares of common stock with a value of $367,795 for the conversion of $345,000 of convertible note and $22,795 in interest, leaving a balance due of $405,000 of convertible notes plus accrued interest.

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

The following table represents the change in the fair value of the derivative liabilities during the quarter  ended June 30, 2022:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2023	$-	$-	$663,426
Change at conversion			(191,258)
Change in fair value of the derivative	-	-	(159,444)
Balance at June 30, 2023	$-	$-	$312,724

The estimated fair value of the derivative liabilities at June 30, 2023 was calculated using the American Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.18%
Expected life in years	0.17-.22
Dividend yield	0%
Expected volatility	200.00%

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

As of June 30, 2023 the outstanding balance was $59,390.

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

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company received $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials , which started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payment of $2,500,000 was to be received when the FDA approves the phase 2 clinical trials and $750,000 was to receive when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company was to receive a 9% royalty on net sales for 20 years. On June 6, 2023 the Company and BioRay mutually agreed to terminate the license agreement, at no cost to either party, returning the worldwide rights to the Company.

NOTE 12 - SUBSEQUENT EVENTS

On July 24, 2023 the Company issued 2,000,000 shares of common stock with a value of $100,000 for cash.

On August 4, 2023 the Company issued 1,000,000 shares of common stock with a value of $50,000 for cash.

On August 10, 2023 the Company received clearance from the United States Food and Drug Administration to commence phase 2 clinical trials of brain cancer.

On August 16, 2023 the Company issued 1,000,000 shares of common stock with a value of $50,000 for cash.

On August 17, 2023 the Company issued 2,000,000 shares of common stock with a value of $100,000 for cash.

The Company has evaluated subsequent events to determine events occurring after June 30, 2023 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent is a phase 2 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA. Nascent has completed phase 1 clinical trials and has submitted to the FDA to begin to begin phase 2 clinical trials. On August 8, 2023, The Company received clearance to begin phase 2 clinical trials.

In addition, Nascent, in collaboration with academic and corporate partners, has asserted the potential for pritumumab to be involved as both a treatment and a vaccine for the SARS-CoV-2 virus (responsible for COVID-19).

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. Phase1 clinical trials has been  completed and clearance has been received to begin phase 2 Clinical trials.

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

Results of Operations

The Company recorded zero of revenue during the three month periods ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the three month periods ended June 30, 2023 was $87,750 compared to $109,703 for the period ended June 30, 2022. Consulting expense for the three months periods ending June 30, 2023 was $229,362 compared to $423,150 for the same period in 2022. This decrease in expenses for the three months ended June 30, 2023 over the same period in 2022 was due primarily to decreased consulting fee of $193,778 from the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements. The was partially offset by product filling cost of $136,507 for the three months period ended June 30, 2023 verse none in the same period in 2022.

Research and development expenses for the three month periods ended June 30, 2023 was $25,910 compared to $56,890 in the same period in 2022. Clinical trials costs were $32,339 for the three months ended June 30, 2023 with $29,936 in the same period in 2023. Phase 1 clinical trials ended during the period ended in March 2023 so any further costs would be minimal until we start the phase 2 clinical trials.

Total other expense incurred in the three month periods ended June 30, 2023 was $28,250, compared to other expense of $680,197 in the same period in 2022. Other expense in 2023 consisted of interest expense of $237,716 gain in debt settlement of $50,000 and gain on the change of fair value of $159,444. Other expenses in the three months period ended June 30, 2022 consisted of change in fair value of $527,584, interest expense of $69,950 and original note discount of $82,666.

For the three month periods ended June 30, 2023, our net loss was $540,224 compared to a net loss of $1,299,876 for the same periods in 2022. The difference between the periods was due primarily to a net positive change in fair value in the three months period ended June 30, 2023 of $687,028 from the same period in 2021.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At June 30, 2023, the Company had  negative working capital of $1,155,034. Current assets consist of cash of $9,480 and prepaid of $69,442 with  current  liabilities $1,233,956 consisting of accounts payable and accrued expense  of $644,260, convertible notes, net of discount of $276,972, plus derivative liability of $312,724.

Net cash used in operating activities in the three months period ended June 30, 2023 was $162,706 compared to net cash used of $343,839 in the same period in 2022. The variance between the same periods in 2023 and 2022 relates mainly to a higher loss, mostly due to higher other expenses, in the period ended June 30, 2022 over the same period in 2023.

Net cash provided by financing activities for the three months period ended June 30, 2023 was zero compared to net cash provided by financing activities of $395,000 in the same period in 2022. Cash provided in the period ended June 30, 2022 was due to the conversion of warrants for a net of $148,000 and net proceeds from a convertible note of $245,000.

As of June 30, 2023, the Company had total assets of $78,922 and total liabilities of $1,233,956. Stockholders’ deficit as of June 30, 2023 was $1,155,034. This compares to a stockholders’ deficit of $1,296,137 as of March 31, 2023. Liabilities decreased in 2023 mainly as a function of lower convertible notes, net of discount and lower derivative liability.

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

Our current capital needs are estimated to be approximately $15-20 million. This will take us through Phase II clinical trials which is scheduled to begin in late 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2023

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the three months ended June 30, 2023, two officers and a director were issued 2,235,250 shares of common stock with a value of $111,763 for service.

During the three months ended June 30, 2023, the Company issued 9,537,180 shares of common stock with a value of $367,796 for the conversion of debt and accrued interest.

During the three months ended June 30, 2023, the Company issued 100,00 shares of common stock with a value of $5,600 for service.

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

NASCENT BIOTECH, INC.

Dated: August 18, 2023	By:	/s/ Sean Carrick
Sean Carrick Principal Executive Officer

