Form 10-Q
period 2023-09-30
Nascent Biotech Inc.
filed 2023-11-09
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

631 Hwy 1 Suite 407 North Palm Beach, FL	33408
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 9, 2023 the Registrant had, 166,735,430 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,003,968	$172,186
Prepaid	38,693	82,816
Total current assets	1,042,661	255,002
Total assets	$1,042,661	$255,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$510,082	$498,122
Accrued liabilities- related parties	54,000	-
Convertible note- net of discount	305,000	428,719
Derivative liability	179,989	663,426
Total current liabilities	1,049,071	1,551,139

Total liabilities	1,049,071	1,551,139

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 166,735,430 and 131,764,348 issued and outstanding, respectively	166,734	131,764
Additional paid-in capital	23,369,331	20,194,874
Accumulated deficit	(23,542,475)	(21,622,775)
Total stockholders’ deficit	(6,410)	(1,296,137)
Total liabilities and stockholders’ deficit	$1,042,661	$255,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF SEPTEMBER  30,

(Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Operating expenses:
Consulting	$696,190	$213,915	$925,552	$637,065
General and administrative expense	82,036	81,986	169,786	191,689
Clinical trials	30,921	149,592	63,365	179,528
Product manufacturing and filling	-	-	136,507	-
Research and development	28,308	75,738	54,218	132,628
Loss from operations	(837,455)	(521,231)	(1,349,428)	(1,140,910)

Other income (expense):
Interest income	371	8	392	11
Change in fair value of derivative	132,735	903,240	292,179	375,656
Financing costs	-	(5,124)	-	(5,124)
Gain on debt settlement	-	-	50,000	-
Loss on original issuance discount	-	(246,724)	-	(329,390)
Interest expense	(125,127)	(275,883)	(362,843)	(345,834)
Total other income (expense)	7,979	375,571	(20,272)	(304,680)

Net loss	$(829,476)	$(145,714)	$(1,369,700)	$(1,445,590)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	148,476,353	117,167,533	143,045,066	115,094,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2022	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	21,336	-	21,336
Net loss	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	117,065,675	117,065	18,567,825	(20,121,682)	(1,436,792)
Common stock issued to related parties	212,629	213	65,703	-	65,916
Common stock issued for warrant exercise	500,000	500	59,500	-	60,000
Common stock issued for convertible debt	379,080	379	101,594	-	101,973
Common stock issued for AP	37,700	38	9,237	-	9,275
Warrants issued with convertible notes	-	-	157,402	-	157,402
Net loss	-	-	-	(145,714)	(145,714)

Balance at September 30, 2022	118,195,084	$118,195	$19,961,261	$(20,267,396)	$(1,187,940)

Balance at March 31, 2023	131,764,348	$131,764	$20,194,874	$(21,622,775)	$(1,296,137)
Common stock issued to related parties	2,235,250	2,235	109,527	-	111,762
Common stock issued for convertible debt	9,537,180	9,537	358,259	-	367,796
Common stock issued for service	100,000	100	5,500	-	5,600
Change in derivative at conversion		-	191,258	-	191,258
Option expense	-	-	4,911	-	4,911
Net loss	-	-	-	(540,224)	(540,224)

Balance at June 30, 2023	143,636,778	143,636	20,864,329	(22,162,999)	(1,115,034)
Common stock issued to related parties	4,198,652	4,198	523,991	-	528,189
Common stock issued for cash	18,720,000	187,200	1,417,280	-	1,436,000
Common stock issued for service	180,000	180	8,820	-	9,000
Option expense	-	-	4,911	-	4,911
Deemed dividend from down round		-	550,000	(550,000)	-
Net loss	-	-	-	(829,476)	(829,476)

Balance at September 30, 2023	166,735,430	$166,734	$23,369,331	$(23,542,475)	$(6,410)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF SEPTEMBER 30,

(Unaudited)

	Six Months
	2023		2022

Cash flows from operating activities:
Net loss	$	$(1,369,700)	$(1,445,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties		639,951	371,140
Stock-based compensation		14,600	60,000
(Gain) loss in fair value of derivative liability		(292,179)	(375,656)
Debt discount amortization		360,409	335,226
Loss on convertible notes		-	286,265
Gain on debt settlement		(50,000)	-
Stock option expense		9,822	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		84,756	(804)
Prepaid		44,123	(8,083)
Due to related parties		54,000	-
Net cash provided by (used in) operating activities		(504,218)	(777,502)

Cash flows from financing activities:
Proceeds from the sale of common stock		1,436,000	-
Repayments of convertible notes		(100,000)	(275,000)
Proceeds from warrant conversion		-	208,000
Proceeds from convertible notes		-	1,932,000
Net cash provided (used) by financing activities		1,336,000	1,865,000

Net increase (decrease) in cash		831,782	1,087,498
Cash -beginning of year		172,186	94,414
Cash -end of period		$1,003,968	$1,181,912

SUPPLEMENT DISCLOSURES:
Interest paid		$-	$11,135
Income taxes paid		$-	$-

Non Cash Transactions
Warrants issued with convertible notes		$-	$21,336
Initial discount from derivatives		$-	$178,739
Common stock issued for debt conversion		$367,796	$101,972
Retirement of derivative at conversion of debt		$191,258	$-
Common stock issued for AP		$-	$9,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nascent Biotech, Inc. (“Nascent” or the “Company”) was incorporated on March 3, 2014 under the laws of the State of Nevada. The Company is actively developing Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Pritumumab has shown to be very effective at low doses in previous clinical studies in Japan. Nascent is a phase 2 clinical trial  biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer.

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

The accompanying unaudited interim consolidated financial statements of the Company for the three and six months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2023. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using the American Option Binomial  pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted at the beginning of an entity’s annual fiscal year, but no earlier than fiscal years beginning after December 15, 2020. The Company is still evaluating the effects of the adoption of the amendment.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has minimal working capital and has incurred losses from operations. The Company has no revenue to cover its operating costs and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of September 30, 2023:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	14,248,369	15,277,279
Chief Financial Officer	617,346	7,356,523	7,973,869
Total	1,646,256	21,604,892	23,251,148

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

During the six months ended September 30, 2023, two officers and a director were issued 6,433,902 shares of common stock with a value of $639,951 for service.

NOTE 5 – EQUITY

Common

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

During the six months ended September 30, 2023, two officers and a director were issued 6,433,902 shares of common stock with a value of $639,951 for service.

During the six months ended September 30, 2023, the Company issued 9,537,180 shares of common stock with a value of $367,796 for the conversion of debt and accrued interest.

During the six months ended September 30, 2023, the Company issued 100,000 shares of common stock with a value of $5,600 for service.

During the six months ended September 30, 2023, the Company issued 18,720,000 shares of common stock with a value of $1,436,000 for cash.

During the six months ended September 30, 2023, the Company issued 180,000 shares of common stock with a value of $9,000 for service.

NOTE 6– OPTIONS

During the six months period ended September 30, 2023, the Company recognized $9,822 in option expense leaving a balance  of unrecognized option expense of $66,170.

The following sets forth the options granted and outstanding during the six months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2023	1,430,000	$0.28	3.81	930,000	$--
Granted		--	--	--	--
Exercised	--	--	--	--	--
Outstanding at September 30, 2023	1,430,000	$0.28	3.31	1,080,000	$37,900

The weighted average remaining life and intrinsic value of the options as of September 30, 2023, was 3.31 years and $37,900, respectively.

NOTE 7 – WARRANTS

During the year ended March 31, 2021 the Company issued 3,700,000 warrants and  used the Binomial Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.08-0.11 per share, conversion price of $0.15, volatility of 312.5%-314.49% and discount rate of 0.14-0.16%. Based on the fair value of the common stock of $437,000 and  value of the warrants of $349,605 the fair value of the warrants was calculated to be 41% of the total value or $303,000. During the year ended March 31, 2021 the valuation resulted in a deemed dividend from the down round calculation of $555,000. As of September 30, 2022  3,700,000 warrants were converted into 3,700,000 shares of common stock for cash at a value for $148,000.

On April 7, 2022, the Company issued 500,000 warrants as part of a convertible note issued the same date. The Company used the Binomial  Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.08 per share, conversion price of $0.12 per share, volatility of 132% and discount of 1.78%. The fair value of the warrants were calculated to be $ 26,000 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds allocated to the warrants of $21,336 is accounted for as paid in capital. As of September 23, 2022 the 500,000 warrants were converted into 500,000 shares of common stock with a value of $60,000.

On August 31, 2022 the Company issued 750,000 warrants as part of a convertible note issued the same date. The Company used the Binomial  Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.41 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.50%. The fair value of the warrants were calculated to be $ 188,760 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds that were allocated to the warrants of $9,902 is accounted for as paid in capital.

On September 2, 2022 the Company issued 250,000 warrants as part of a convertible note issued the same date. The Company used the Binomial Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.345 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.47%. The fair value of the warrants were calculated to be $50,273 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $2,484 is accounted for as paid in capital.

The warrants contain an anti-dilution clause which become effective if any instrument is issued after the warrant  issuance is converted into common stock at a price lower than the warrant conversion price. During the six months ended September 30, 2023 the valuation resulted in a deemed dividend from the down round calculation of $550,000 with a recalculated conversion price change to $0.05 per share.

The weighted average remaining life and intrinsic value of the warrants as of September 30, 2023 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$-
Granted	1,500,000	0.44	1.75	-
Exercised	(4,200,000)	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2023	1,000,000	0.60	1.50	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance at September 30, 2023	1,000,000	$0.05	.91	$-

As of September 30, 2023 there were 1,000,000 warrants outstanding. The remaining life weighted average was 0.91 and intrinsic value of zero.

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

The initial derivatives were calculated for each debenture as follows:

1.	Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years
2.	Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years
3.	Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

During the six months ended September 30, 2023, the Company issued to the note holder 8,205,263 shares of common stock for the conversion of $300,000 of the convertible notes plus $17,556 of accrued interest.

On June 29, 2023 the Company signed a redemption agreement, amended on August 31, 2023, with the debentures owner pertaining to the outstanding principal balance of $400,000. Under the terms of the agreement the Company paid the debenture owner $50,000 on August 24, 2023. The terms of the agreement requires principal payments of $50,000, which was made before September 30, 2023, $50,000 to be paid on or before October 31, 2023 and the balance of $250,000 on or before December 31, 2023. The debenture owner has agreed not to convert any of the principal or interest to common stock through December 31, 2023 and if the terms of the agreement are met will forgive any interest on the outstanding amounts of the debentures. If the note is not satisfied as of December 31, 2023, the note holder could convert the outstanding balance into common stock.

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000.  The first  $250,000 was advanced to the Company at closing with the second $250,000 to be paid  to the Company upon the S-1 becoming effective. Each debenture matures one year from date of issuance.  The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share.  As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. As of September 30, 2023 the funds  for the second debenture were not received by the Company. During the six months ended September 30, 2023, the Company issued to the note holder 1,331,919 shares of common stock for the conversion of $45,000 of the convertible note plus $5,240 of accrued interest leaving a note balance of $5,000 plus accrued interest.

During the six months ended September 30, 2023, the Company issued an aggregate of 9,537,180 shares of common stock with a value of $367,796 for the conversion of $345,000 of convertible note and $22,795 in interest. The conversion of the shares plus the principal payment noted above leaves a balance due of $305,000 in convertible notes plus accrued interest.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As September 30, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments. During the six months ended September 30, 2023, the Convertible note holder entered into an agreement in which the Company will pay the principal note balance by December 31, 2023. The note holder will not convert any amount of the outstanding notes into common stock unless the principal has not been paid per the agreement.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended September 30, 2023:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2023	$-	$-	$663,426
Change at conversion			(191,258)
Change in fair value of the derivative	-	-	(292,179)
Balance at September 30, 2023	$-	$-	$179,989

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

As of September 30, 2023 the outstanding balance was $50,090.

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

NOTE 11- LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company received $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials , which started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payments of $2,500,000 were to be received when the FDA approves the phase 2 clinical trials and $750,000 to receive when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company was to receive a 9% royalty on net sales for 20 years. Since the inception of the license agreement the Company had receive payments totaling $1,750,000. On June 6, 2023 the Company and BioRay mutually agreed to terminate the license agreement, at no cost to either party, returning the worldwide rights to the Company.

NOTE 12 - SUBSEQUENT EVENTS

On October 23, 2023, the Company paid $5,000 against the outstanding convertible notes payable to Platinum Point leaving a balance due of zero.

On October 30, 2023 ,the Company paid $50,000 against the note outstanding per the settlement agreement with Yorkville leaving a balance due on December 31, 2023 of $250,000.

The Company has evaluated subsequent events to determine events occurring after September 30, 2023 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Nascent is a phase 2 clinical stage biopharmaceutical company that develops monoclonal antibodies for the treatment of various forms of cancer. The Company focuses on biologic drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use. Nascent currently is developing for the treatment of brain cancer and pancreatic cancer both of which we hold orphan drug status granted by the FDA. Nascent has completed phase 1 clinical trials. On August 10, 2023 the Company received clearance from the United States Food and Drug Administration to commence phase 2 clinical trials for brain cancer.

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. Phase 1 clinical trials has been completed. On August 10, 2023 the Company received clearance from the United States Food and Drug Administration to commence phase 2 clinical trials of brain cancer.

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

Results of Operations

The Company recorded zero revenue during the three and six month periods ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the three and six month periods ended September 30, 2023 was $82,036 and $169,786 compared to $81,886 and $191,689 for the periods ended September 30, 2022. Consulting expense for the three and six month periods ending September 30, 2023 was $696,190 and $925,552 compared to $213,915 and $637,065 for the same periods in 2022. This increase in expenses for the three and six month periods ended September 30, 2023 over the same period in 2022 was due primarily to increased consulting fee of $288,487 from the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements. Expense was also increased by product filling cost of $136,507 for the six months period ended September 30, 2023 verse none in the same period in 2022. This is the vialing of the bulk drug product for use in the clinical trials.

Research and development expenses for the three and six month periods ended September 30, 2023 was $28,308 and $54,218 compared to $75,738 and $132,628 in the same periods in 2022. Clinical trials costs was $30,921 and $63,365 for the three and six month periods ended September 30, 2023 compared to $$149,592 and $179,689 in the same periods in 2022. Phase 1 clinical trials ended in March 2023. Until the commencing of phase 2 clinical trials, the expenses for research and development plus clinical trial expenses will be minimal.

.

Total other income expense during the three and six month periods ended September 30, 2023 was other income of $7,979 and other expense of $20,272, compared to other income of $375,571 and other expense of $304,680 in the same periods in 2022. Other expense during the six months in 2023 consisted of interest expense of $362,843, offset by a gain in debt settlement of $50,000 and a gain on the change of fair value of $292,179. Other expenses in the six months period ended September 30, 2022 consisted of gain in fair value of $375,656, offset by interest expense of $345,834 and original note discount of $329,390.

For the three month and six month periods ended September 30, 2023, our net loss was $829,476 and $1,369,700 compared to a net loss of $145,714 and $1,445,590 for the same periods in 2022. The difference between the periods was due primarily to the loss on original note discount in the six months period ending September 30, 2022 over the same period in 2023.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At September 30, 2023, the Company had working capital deficit of $6,410. Current assets consist of cash of 1,003,968 and prepaid of $38,693 with current liabilities $1,049,071 consisting of accounts payable and accrued expense of $510,082, convertible notes, net of discount of $305,000, derivative liability of $179,989 and due to related parties of $54,000.

Net cash used in operating activities in the six months period ended September 30, 2023 was $504,218 compared to net cash used of $777,502 in the same period in 2022. The variance between the same periods in 2023 and 2022 relates mainly to a lower loss in the six months period ended September 30, 2023 over the same period in 2022.

Net cash provided by financing activities for the six months period ended September 30, 2023 was $1,336,000 compared to net cash provided by financing activities of $1,865,000 in the same period in 2022. Cash provided in the six months period ended September 30, 2023 consisted of common stock sold for cash of $1,436,000 offset by repayment of convertible notes of $100,000, compared to proceeds from convertible notes of $1,932,000 and warrant conversion of $208,000, offset by payment of convertible notes of $275,000 during the same period in 2022.

As of September 30, 2023, the Company had total assets of $1,042,661 and total liabilities of $1,049,071. Stockholders’ deficit as of September 30, 2023 was $6,410. This compares to a stockholders’ deficit of $1,296,137 as of March 31, 2023. Liabilities decreased in 2023 mainly as a function of lower convertible notes, net of discount and lower derivative liability.

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

Our current capital needs are estimated to be approximately $15-20 million. This will take us through Phase II clinical trials which is scheduled to begin in in 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2023

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the six months ended September 30, 2023, two officers and a director were issued 6,433,902 shares of common stock with a value of $639,951 for service.

During the three months ended September 30, 2023, the Company issued 9,537,182 shares of common stock with a value of $367,796 for the conversion of debt and accrued interest.

During the three months ended September 30, 2023, the Company issued 100,000 shares of common stock with a value of $5,600 for service.

During the six months ended September 30, 2023, the Company issued 18,720,000 shares of common stock with a value of $1,436,000 for cash.

During the six months ended September 30, 2023, the Company issued 180,000 shares of common stock with a value of $9,000 for service.

.

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

NASCENT BIOTECH, INC.

Dated: November 9, 2023	By:	/s/ Sean Carrick
Sean Carrick Principal Executive Officer