Form 10-Q
period 2023-12-31
Nascent Biotech Inc.
filed 2024-02-14
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

631 US Hwy 1, Suite 407, North Palm Beach, FL	33480
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 14, 2024 the Registrant had, 169,729,565 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$623,854	$172,186
Prepaid	17,442	82,816
Total current assets	641,696	255,002

Total assets	$641,296	$255,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$483,751	$498,122
Convertible note- net of discount	125,000	428,719
Accrued liabilities- related party	2,179	-
Derivative liability	-	663,426
Total current liabilities	610,930	1,551,139

Total liabilities	610,930	1,551,139

Commitments and contingencies		-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 168,729,565 and 131,764,348 issued and outstanding, respectively	168,729	131,764
Additional paid-in capital	23,609,519	20,194,874
Accumulated deficit	(23,747,881)	(21,622,775)
Total stockholders’ equity (deficit)	30,367	(1,296,137)
Total liabilities and stockholders’ equity (deficit)	$641,296	$255,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF DECEMBER 31,

(Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Operating expenses:
Consulting	194,521	$246,590	$1,120,073	$883,655
General and administrative expense	101,941	132,934	271,727	324,623
Clinical trials	19,102	39,627	82,467	219,155
Product manufacturing and filling	1,688	-	138,195	-
Research and development	47,170	55,875	101,388	188,503
Loss from operations	(364,422)	(475,026)	(1,713,850)	(1,615,936)

Other income (expense):
Interest income	3,920	144	4,312	160
Change in fair value of derivative	179,989	258,462	472,168	634,118
Financing costs	-	-	-	(5,124)
Gain on debt settlement	-	28,000	50,000	28,000
Loss on original issuance discount	(25,000)	-	(25,000)	(329,390)
Interest expense	107	(648,900)	(362,736)	(994,738)
Total other income (expense)	159,016	(362,294)	138,744	(666,974)

Net loss	$(205,406)	$(837,320)	$(1,575,106)	$(2,282,910)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	167,244,367	119,500,985	151,121,962	115,398,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2022	111,313,175	$111,313	$18,039,016	$(18,821,806)	$(671,476)
Common stock issued to related parties	1,052,500	1,052	304,172	-	305,224
Common stock issued for warrant exercise	3,700,000	3,700	144,300	-	148,000
Common stock issued for service	1,000,000	1,000	59,000	-	60,000
Warrants issued with convertible notes	-	-	21,336	-	21,336
Net loss	-	-	-	(1,299,876)	(1,299,876)

Balance at June 30, 2022	117,065,675	117,065	18,567,825	(20,121,682)	(1,436,792)
Common stock issued to related parties	212,629	213	65,703	-	65,916
Common stock issued for warrant exercise	500,000	500	59,500	-	60,000
Common stock issued for convertible debt	379,080	379	101,594	-	101,973
Common stock issued for AP	37,700	38	9,237	-	9,275
Warrants issued with convertible notes	-	-	157,402	-	157,402
Net loss	-	-	-	(145,714)	(145,714)

Balance at September 30, 2022	118,195,084	118,195	19,961,261	(20,267,396)	(1,187,940)
Common stock issued to related parties	718,000	718	142,882	-	143,600
Common stock issued for convertible debt	3,133,088	3,133	451,461	-	454,594
Stock option expense	-	-	62,992	-	62,992
Net loss	-	-	-	(837,320)	(837,320)

Balance at December 31, 2022	122,046,172	$122,046	$19,618,596	$(21,104,716)	$(1,364,074)

Balance at March 31, 2023	131,764,348	$131,764	$20,194,874	$(21,622,775)	$(1,296,137)
Common stock issued to related parties	2,235,250	2,235	109,527	-	111,762
Common stock issued for convertible debt	9,537,180	9,537	358,259	-	367,796
Common stock issued for service	100,000	100	5,500	-	5,600
Change in derivative at conversion		-	191,258	-	191,258
Option expense	-	-	4,911	-	4,911
Net loss	-	-	-	(540,224)	(540,224)

Balance at June 30, 2023	143,636,778	143,636	20,864,329	(22,162,999)	(1,115,034)
Common stock issued to related parties	4,198,652	4,198	523,991	-	528,189
Common stock issued for cash	18,720,000	187,200	1,417,280	-	1,436,000
Common stock issued for service	180,000	180	8,820	-	9,000
Option expense	-	-	4,911	-	4,911
Deemed dividend from down round		-	550,000	(550,000)	-
Net loss	-	-	-	(829,476)	(829,476)

Balance at September 30, 2023	166,735,430	166,734	23,369,331	(23,542,475)	(6,410)
Common stock issued to related parties	387,885	388	65,634	-	66,022
Common stock for service	106,250	107	21,143	-	21,250
Common stock issued for cash	250,000	250	24,750	-	25,000
Common stock issued for convertible debt	1,250,000	1,250	123,750	-	125,000
Option expense	-	-	4,911	-	4,911

Net loss	-	-	-	(205,406)	(205,406)

Balance at December 31, 2023	168,729,565	$168,729	$23,609,519	$(23,747,881)	$30,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF DECEMBER 31,

(Unaudited)

	Nine Months
	2023	2022

Cash flows from operating activities:
Net loss	$(1,575,106)	$(2,282,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	705,974	514,740
Stock-based compensation	35,849	60,000
(Gain) loss in fair value of derivative liability	(472,168)	(64,118)
Debt discount amortization	380,409	(962,257
Loss on notes	(50,000)	286,265
Option expense	14,733	62,992
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	58,425	(373,796)
Accrued liabilities- related parties	2,179	-
Prepaid	65,374	3,917
Net cash provided by (used in) operating activities	(834,332)	(1,400,650)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,461,000	-
Repayments of convertible notes	(400,000)	(275,000)
Proceeds from warrant conversion	-	208,000
Proceeds from convertible notes	225,000	1,932,000
Net cash provided (used) by financing activities	1,286,000	1,865,000

Net increase (decrease) in cash	451,668	464,350
Cash -beginning of year	172,186	94,414
Cash -end of period	$623,854	$558,764

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$11,135
Income taxes paid	$-	$-

Non Cash Transactions
Warrants issued with convertible notes	$-	$-
Initial discount from derivatives	$-	$178,739
Common stock issued for debt conversion	$492,796	$556,567
Retirement of derivative at conversion of debt	$191,258	$-
Common stock issued for AP	$-	$9,275

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

The accompanying unaudited interim consolidated financial statements of the Company for the three and nine months ended December 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2023. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of December 31, 2023:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	14,487,669	15,516,579
Chief Financial Officer	617,346	7,476,173	8,093,519
Total	1,646,256	21,963,842	23,610,098

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

During the nine months ended December 31, 2023, two officers and a director were issued 6,821,785 shares of common stock with a value of $705,974 for service.

As of December 31, 2023, the Company owed a related party $2,179 in expenses.

NOTE 5 - EQUITY

Common

During the nine months ended December 31, 2022, two officers and a director were issued 1,983,363 shares of common stock with a value of $514,740 for service.

During the nine months ended December 31, 2022, four entities were issued 3,700,000 shares of common stock with a value of $208,000 for the exercise of 4,200,000 warrants.

During the nine months ended December 31, 2022, the Company issued 37,700 shares of common stock with a value of $9,275 for accounts payable.

During the nine months ended December 31, 2022, the medical director was issued 1,000,000 shares of common stock with a value of $60,000 for service.

During the nine months period ended December 31, 2022, the Company issued3,512,168 shares of common stock with a value of $556,565 for the conversion of $550,000 of convertible notes and $6,565 in interest.

During the nine months ended December 31, 2023, two officers and a director were issued 6,821,785 shares of common stock with a value of $705,974 for service.

During the nine months ended December 31, 2023, the Company issued 10,787,180 shares of common stock with a value of $492,796 for the conversion of debt and accrued interest.

During the nine months ended December 31, 2023, the Company issued 100,000 shares of common stock with a value of $5,600 for service.

During the nine months ended December 31, 2023, the Company issued 18,970,000 shares of common stock with a value of $1,461,000 for cash.

During the nine months ended December 31, 2023, the Company issued 386,250 shares of common stock with a value of $35,850 for service.

NOTE 6 - OPTIONS

During the nine months period ended December 31, 2023, the Company recognized $14,733 in option expense leaving a balance of unrecognized option expense of $61,259.

The following sets forth the options granted and outstanding during the nine months ended December 31, 2023:

Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at March 31, 2023	1,430,000	$0.28	3.81	930,000	$--
Granted		--	--	--	--
Exercised	--	--	--	--	--
Outstanding at December 31, 2023	1,430,000	$0.28	3.06	1,230,000	$60,000

The weighted average remaining life and intrinsic value of the options as of December 31, 2023, was 3.06 years and zero, respectively.

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

The warrants contain an anti-dilution clause which become effective if any instrument is issued after the warrant  issuance is converted into common stock at a price lower than the warrant conversion price. During the nine months ended December 31, 2023 the valuation resulted in a deemed dividend from the down round calculation of $550,000 with a recalculated conversion price change to $0.05 per share.

The weighted average remaining life and intrinsic value of the warrants as of December 31, 2023 was:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2022	3,700,000	$0.15	1.35	$--
Granted	1,500,000	0.44	1.75	--
Exercised	(4,200,000)	--	--	--
Expired	--	--	--	--
Outstanding as of March 31, 2023	1,000,000	0.60	1.50	--
Granted	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance at December 31, 2023	1,000,000	$0.05	0.75	$--

As of December 31, 2023 there were 1,000,000 warrants outstanding. The remaining life weighted average was 0.75 and intrinsic value of zero.

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

The initial derivatives were calculated for each debenture as follows:

1. Debenture 1- risk free interest of 3.50%, volatility of 137% and expected life of 1.00 years

2. Debenture 2- risk free interest of 4.03%, volatility of 140% and expected life of 1.00 years

3. Debenture 3- risk free interest of 3.98%, volatility of 141% and expected life of 1.00 years

During the nine months ended December 31, 2023, the Company issued to the note holder 8,205,263 shares of common stock for the conversion of $300,000 of the convertible notes plus $17,556 of accrued interest.

On June 29, 2023 the Company signed a redemption agreement, amended on August 31, 2023, with the debentures owner pertaining to the outstanding principal balance of $400,000. Under the terms of the agreement the Company paid the debenture owner $50,000 on August 24, 2023. The terms of the agreement requires principal payments of $50,000, which was made before September 30, 2023, $50,000 to be paid on or before October 31, 2023 and the balance of $250,000 on or before December 31, 2023. The debenture owner has agreed not to convert any of the principal or interest to common stock through December 31, 2023 and if the terms of the agreement are met will forgive any interest on the outstanding amounts of the debentures. On October 30, 2023 ,the Company paid $50,000 against the note outstanding per the settlement agreement leaving a balance due on December 31, 2023 of $250,000. On December 15, 2023 the balance of the note of $250,000 was paid in full.

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000. The first $250,000 was advanced to the Company at closing with the second $250,000 to be paid to the Company upon the S-1 becoming effective (note next paragraph below). Each debenture matures one year from date of issuance. The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share. As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. During the nine months ended December 31, 2023, the Company issued to the note holder 1,331,919 shares of common stock for the conversion of $45,000 of the convertible note plus $5,240 of accrued interest leaving a note balance of $5,000 plus accrued interest. On October 23, 2023, the Company paid $5,000 against the outstanding convertible notes payable and the interest was forgiven, leaving a balance due of zero.

On December 1, 2023 the Company issued an amended convertible debenture to an unrelated third party under the agreement dated September 2, 2022 (noted in the paragraph above), totaling $250,000 The debenture had an original discount of 10% with no accrued interest and matures on May 30, 2024. The note is convertible into common stock of the Company at the rate of $0.10 per share. On December 6, 2023, the note holder converted $125,000 of the note into 1,250,000 shares of common stock of the Company. As of December 31, 2023, the outstanding balance of the note was $125,000.

During the nine months ended December 31, 2023, the Company issued an aggregate of 10,787,180 shares of common stock with a value of $482,796 for the conversion of $470,000 of convertible note and $22,795 in interest. The conversion of the shares plus the principal payment noted above leaves a balance due of $125,000 in convertible notes plus accrued interest.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As December 31, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments. During the nine months ended December 31, 2023, the Convertible note holder entered into an agreement in which the Company will pay the principal note balance by December 31, 2023. The note holder will not convert any amount of the outstanding notes into common stock unless the principal has not been paid per the agreement. As of December 31, 2023 the note was paid in full.

The following table represents the change in the fair value of the derivative liabilities during the quarter ended December 31, 2023:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of March 31, 2023	$-	$-	$663,426
Change at conversion			(191,258)
Change in fair value of the derivative	-	-	(472,168)
Balance at December 31, 2023	$-	$-	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On September 30, 2016, the Company entered a cell line sales agreement with the product manufacturer. Under the terms of the agreement the Company is obligated to make future payments based on the milestones of its achievements. These future payments may be as followed;

1. $225,000 upon the initiation (first dose/first patient) of the first Phase III clinical trial (or equivalent) of a Product

2. $225,000 payable upon the first Biologics License Application approval (or equivalent) of a product.

3. Annual maintenance fee upon completion of phase I manufacturing or the transfer of the cell line from Catalent’s control of $50,000;

4. A contingent sales fee upon first commercial sale of a product of 1% of sales or $150,000 whichever is greater payable quarterly.

As of December 31, 2023 the outstanding balance was $50,090.

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

NOTE 11 - LICENSE AGREEMENT

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company received $250,000 upon signing of the agreement plus $750,000 with the start of the phase 1 clinical trials, which started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payments of $2,500,000 were to be received when the FDA approves the phase 2 clinical trials and $750,000 to receive when the phase 2 clinical trials begin. Upon commercialization by the Licensee, the Company was to receive a 9% royalty on net sales for 20 years. Since the inception of the license agreement the Company had receive payments totaling $1,750,000for the first 2 payments . On June 6, 2023 the Company and BioRay mutually agreed to terminate the license agreement, at no cost to either party, returning the worldwide rights to the Company. Under the terms of the agreement no further payments were to be received.

NOTE 12 - SUBSEQUENT EVENTS

On January 30, 2024 the Company issued 1,000,000 shares of common stock with a value of $100,000 for cash.

On January 30, 2024 the Company issued 250,000 two year warrants with a exercise price of $0.60 per share.

The Company has evaluated subsequent events to determine events occurring after December 31, 2023 through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist, other than those noted above in this footnote.

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

Results of Operations

The Company recorded zero revenue during the three and nine month periods ended December 31, 2023 and 2022, respectively.

General and administrative expenses for the three and nine month periods ended December 31, 2023 was $101,941 and $271,727 compared to $132,934 and 324,623 for the periods ended December 31,  2022. Consulting expense for the three and nine month periods ending December 31, 2023 was $194,521 and $1,120,073 compared to $246,590 and $883,655 for the same periods in 2022. This increase in expenses for the three and nine month periods ended December 31, 2023 over the same period in 2022 was due primarily to increased consulting fee of $236,418 from the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements. Expense was also increased by product filling cost of $138,195 for the nine months period ended December 31, 2023 verse none in the same period in 2022. This is the vialing of the bulk drug product for use in the clinical trials.

Research and development expenses for the three and nine month periods ended December 31, 2023 was $47,170 and $101,388 compared to $55,875 and $188,503 in the same periods in 2022. Clinical trials costs was $19,102 and $82,467 for the three and nine month periods ended December 31, 2023 compared to 39,627 and $219,155 in the same periods in 2022. Phase 1 clinical trials ended in March 2023. Until the commencing of  phase 2 clinical trials, the expenses for research and development plus clinical trial expenses will be minimal.

Total other income expense during the three and nine month periods ended December 31, 2023 was other income of $159,016 and138,744, compared to other expense of $362,294 and $666,974 in the same periods in 2022. Other expense during the nine months in 2023 consisted of interest expense of $362,736, offset by a gain in debt settlement of $50,000 and a gain on the change of fair value of $472,168. Other expenses in the nine months period ended December 31, 2022 consisted of gain in fair value of $634,118, offset by interest expense of $994,738 and original note discount of $329,390.

For the three month and nine month periods ended December 31, 2023, our net loss was $205,406 and $1,575,106 compared to a net loss of $837,320 and $2,282,910 for the same periods in 2022. The difference between the periods was due primarily to the loss on original note discount in the nine months period ending December 31, 2022 over the same period in 2023.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

At December 31, 2023, the Company had working capital of $30,367. Current assets consist of cash of 623,854 and prepaid of $17,442 with current liabilities $610,930 consisting of accounts payable and accrued expense of $483,751and convertible notes, net of discount of $125,000.

Net cash used in operating activities in the nine months period ended December 31, 2023 was $834,332 compared to net cash used of $1,400,650 in the same period in 2022. The variance between the same periods in 2023 and 2022 relates mainly to a lower loss in the nine months period ended December 31, 2023 over the same period in 2022.

Net cash provided by financing activities for the nine months period ended December 31, 2023 was $1,286,000 compared to net cash provided by financing activities of $1,865,000 in the same period in 2022. Cash provided in the nine months period ended December 31, 2023 consisted of common stock sold for cash of $1,461,000 offset by repayment of convertible notes of $400,000, compared to proceeds from convertible notes of $1,932,000 and warrant conversion of $208,000, offset by payment of convertible notes of $275,000 during the same period in 2022.

As of December 31, 2023, the Company had total assets of $641,296 and total liabilities of $610,929. Stockholders’ equity as of December 31, 2023 was $30,367. This compares to a stockholders’ deficit of $1,296,137 as of March 31, 2023. Liabilities decreased in 2023 mainly as a function of lower convertible notes, net of discount and no derivative liability.

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

Our current capital needs are estimated to be approximately $15-18 million. This will take us through Phase II clinical trials which is scheduled to begin in in 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2023

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the nine months ended December 31, 2023, two officers and a director were issued 6,821,785 shares of common stock with a value of $705,974 for service.

During the nine months ended December 31, 2023, the Company issued 10,787,180 shares of common stock with a value of $492,796 for the conversion of debt and accrued interest.

During the nine months ended December 31, 2023, the Company issued 100,000 shares of common stock with a value of $5,600 for service.

During the nine months ended December 31, 2023, the Company issued 18,970,000 shares of common stock with a value of $1,461,000 for cash.

During the nine months ended December 31, 2023, the Company issued 386,250 shares of common stock with a value of $35,850 for service.

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

NASCENT BIOTECH, INC.

Dated: February 14, 2024	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

