Form 10-K
period 2024-03-31
Nascent Biotech Inc.
filed 2024-07-01
CIK 1622057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 28, 2024 was 172,202,165. The number of shares outstanding of the Company’s $0.001 Par Value Series A Convertible preferred as of April 30, 2024 was zero.  The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2023 was 61,455,874 with a market value of $19,168,087. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

In April 2023, the Company completed phase 1 of the clinical trials and was cleared to begin phase 2 clinical trials.

On June 6, 2023, the Company mutually ended a license agreement with BioRay Pharmaceutical Co LTD and thereby regained worldwide rights for development and distribution of Pritumumab.

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

Current brain cancer therapeutic strategies include chemotherapy drug Temodar®, surgery, and/or radiation.  Even when removed, most brain tumors come back within one-year post-surgery.  With current standards of care, only 58% of brain cancer patients live past the first year after diagnosis with certain types, anaplastic astrocytoma and glioblastoma, the five-year survival rates are 27% and 5%, respectively.  Based on clinical studies, we believe that Pritumumab may offer an advantage over existing treatments.  Nascent has addressed manufacturing questions by re-engineering antibody production into the commonly used CHO cell expression system.  Our initial focus is on patients with brain cancer malignancies such as glioblastoma and malignant astrocytoma.  Our focus is driven primarily by two factors: (1) brain cancer is a reasonably-sized orphan market–especially including metastatic brain cancer-and (2) an unmet need in cancer treatment.  Pritumumab works by binding to a target on the surface of cancer cells called ectodomain vimentin (also referred to as cell-surface vimentin).  The target, generally referred to as an antigen, is prevalent in many different tumor types and is not being targeted by any other biopharmaceutical companies.  By binding to this target, Pritumumab is able to make the tumor cells “known” to the body’s immune system, resulting in potentially several types of immune responses, including anti-idiotype, apoptosis, antibody-dependent cellular cytotoxicity and complement-dependent cytotoxicity, leading to death of the cancer cells and overall depletion of the tumor.

Our Phase I Clinical Trial – Performed and completed at Hoag Presbyterian Hospital-provided excellent safety outcomes and very promising therapeutic signaling.

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

5

We expect to amplify on the past clinical development strategy during the next 12 months plan to:

•	commence Phase II clinical trials in the United States with Pritumumab fourth calendar quarter 2024.

•	continue to evaluate the application of Pritumumab in the treatment of other unmet ectodomain vimentin positive cancer types such as pancreatic.

The Company submitted its data and Phase II protocol to the USFDA and was cleared to begin Phase II Clinical trials.

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

•

Expand our claims by pursuing additional indications for Pritumumab, due to the target antigen’s (ectodomain vimentin) presence in a variety of cancers apart from brain cancer. Nascent will seek to expand it into other areas. Additionally, we believe Pritumumab could be an effective conjugate (carrier protein) for other anti-cancer drugs and can be developed as a diagnostic tool.

Pancreatic Cancer – Nascent Has been awarded Orphan Drug Designation on Pancreatic Cancer and sees it as a underserved disease That we can potentially help.

                Additional Malignancies Pritumumab may be effective against:

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

Advantages of Pritumumab

Based on clinical studies to date, we believe that Pritumumab may offer an advantage over existing treatments.  The antibody is fully human.  This natural approach, results in the molecule posing very little toxicity to the patient, particularly in comparison to chemotherapies, radiation and cytokine approaches that currently dominate the marketplace.  Further, the antibody binds to a very novel target that appears to be prevalent in a number of solid tumors.  A fully human approach will mimic and harness the body’s natural defense system to fight cancer and offer an efficacious and safer approach to other protocols, which can be devastating and life threatening in and of themselves.

Disadvantages of Pritumumab

Given the low survival rates for current standard therapy in brain cancer, both in percentage and type, and the general safety associated with monoclonal antibodies currently approved in the United States for a variety of therapeutic indications, we believe that there are no disadvantages of Pritumumab to current therapy.

Development Plan

We initiated a US-based clinical trial of pritumumab in patients with brain cancer in March 2021.  In this trial, we are investigating the efficacy of Pritumumab on metastatic brain cancer and measure the effects on the primary tumor.  Our Phase I trial was a multiple ascending dose study employing significantly higher doses to test for safety and improved efficacy.  We believe we can complete the Phase II studies indicated above within a period of about 24 months and for a total cost of less than $15 million dollars.  This will, of course, require funding our planned capital raises as discussed elsewhere in this document.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We meet our clinical trial manufacturing requirements by continuing established relationships with third-party manufacturers and other service providers to perform these services for us.  We intend to continue these third-party relationships to maintain our supply of Pritumumab. Should Pritumumab obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers for the commercial production and manufacture of our product.  We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 involved the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and determine appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve a BLA for a product candidate but require that the sponsor conduct additional clinical trials to further assess the drug after BLA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.

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

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted

ITEM 1A:  RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

Risks Related to our Business

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. The resulting social distancing, travel bans, and quarantine delayed the start of our Phase I Trial.  This trial has been completed

We currently have no product revenues and no products approved for marketing and will need to raise additional capital to operate our business. We received license revenue during the year ended March 31, 2022

We have generated no product revenues but sold license agreements which had the potential to generate $5 million of license fees based on specific milestones met by the Company. To date we received $4,750,000, however by mutual agreement the licenses has been cancelled and the worldwide rights have been re-gained by the Company. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. We have completed our phase 1 clinical trial for Pritumumab and our submitted protocol for Phase 2 to the FDA has been accepted.

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

We use the services of outside service providers to conduct our clinical trials and manufacture our products.

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

We have a history of operating losses and no meaningful operations upon which to evaluate our business.  Our accumulated deficit since inception through March 31, 2024 was $24,260,457. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we commence clinical trials of our drug candidates, which we do not expect will be commercially available for several years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our audited financial statements for the year ended March 31, 2024 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated in 2014 and do not have a history of earnings except for the years ended March 31, 2017 and 2022. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such activities may not be available or may not be available on reasonable terms. We believe that if we do not have sufficient funding, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all their investment in the Company.

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

Our Articles of Incorporation were amended to increase the authorized shares to 550,000,000 of which 500,000,000 shares are common Shares, par value $0.001 per share and 50,000,000 shares are preferred shares, $0.001 par value. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

ITEM 1C: CYBERSECURITY.

We are highly dependent on third-party provided software applications  to conduct key operations. We depend on both our own systems as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Our cybersecurity evaluation identifies various risks and issues that we continue to mitigate to further improve our program. This includes:

•	Establishing a cybersecurity training program..
•

Setting up and implementing a third-party risk management program to support a Third-Party Risk Management Policy and process to assess the risks associated with our critical third-party vendor engagements.

•	Setting up and testing a Cybersecurity Incident Response Plan.
•	Establishing additional processes for identifying cybersecurity threats and vulnerabilities within the environment in which we operate.
•	Enhancing our technical security safeguards and configurations.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.  Our Company maintains an insurance policy through an independent insurance company for claims pursuant to a cybersecurity claim for damages.

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

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market: Bulletin Board under the Symbol “NBIO”.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2024	$0.18	$0.08
December 31, 2023	$0.28	$0.07
September 30, 2023	$0.17	$0.04
June 30, 2023	$0.08	$0.03
March 31, 2023	$0.20	$0.04
December 31, 2022	$0.31	$0.14
September 30, 2022	$0.45	$0.15
June 30, 2022	$0.32	$0.05

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders

As of March 31, 2024, there were approximately 164 holders of record of our common stock and  170,594,165 shares of common stock issued and  outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2024.

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

As of March 31, 2024 there were no preferred shares outstanding.

Common Stock

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

During the year ended March 31, 2024 , the Company issued 7,186,385 shares of common stock with a value of $773,243 to three related parties for service.

During the year ended March 31, 2024 the Company issued 10,787,180 shares of common stock with a value of $684,054 for the conversion of debt and accrued interest.

During the year ended March 31, 2024 the Company issued 19,970,000 shares of common stock with a value of $1,561,000  for cash.

During the year ended March 31, 2024 the Company issued 886,250 shares of common stock with a value of $60,850 for service. The Company issued 500,000 shares of these as conversion of warrants paid by the accounts payable of one party of $25,000.

The Company relied upon exemptions from registration of these securities issuances pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2024 and March 31, 2023 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2024 and 2023, which are included herein.

Expenses

Operating expenses for the year ended March 31, 2024 were $2,229,879, including research and development costs of  $110,975, clinical trials of $92,466, manufacturing and vial filling $319,507 general and administrative expenses of $403,589 and consulting of $1,303,342 compared to the year ended March 31, 2023 in which our operating expenses were $2,155,757 with research and development costs of $270,529, phase 1 clinical trials of $383,688, consulting of $1,096,245 and general and administrative costs of $405,295. Operating expenses increased slightly in the year ended March 31, 2024 over the same period in 2023 by $74,122 due primarily to higher product manufacturing and vialing  costs in 2024 verses 2023.

Other income  totaled $142,197 for the year ended March 31, 2024 compared to other expense of $645,212 for the same period in 2023.  Other income consisted of change in fair value of $472,168, original debt discount to interest of $25,000, interest expense of $385,236, other income of $5,265 and gain on debt forgiveness of $50,000 in the year ended March 31, 2024.  This compared to interest expense of $1,566,919, gain in debt forgiveness of $28,000, finance costs of $5,124, original debt discount to interest of $156,229 and a change  in fair value of $1,054,786 and other income of $274 for the same period in 2023.

Revenue, Net Income and Loss

The Company recorded  no revenue for the years ended March 31, 2024  and  2023.

Our net loss for the year ended March 31, 2024 was $2,087,682 compared to a net loss of $2,800,969 during the year ended March 31, 2023. The  decrease in net loss for the year ended March 31, 2024 is due to lower clinical trials expense and lower interest expense  in 2024 compared to the same period in 2023.

Our operations to date have been financed by the sale of our common stock and initial payments of a licenses sale. Our largest expenses to date have been research and development, IND filings and tests required for the filing and consulting fees.

We do not anticipate generating revenues in the foreseeable future , and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2024 we had cash of $372,120 and prepaid of $180,000 compared to cash of $172,186 and prepaid of $82,816 in the same period in 2023. Our accounts payable and accrued expense at March 31, 2024 was $686,294 consisting of $684,115 in accounts payable and  accrued expense as compared to $498,122 in accounts payable and  accrued expense  as of March 31, 2023.  Other liabilities include a convertible notes of $125,000

We had no  revenues to help satisfy some of our ongoing liabilities.. Our auditors have issued a going concern opinion. Unless we secure additional equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets, as of March 31, 2024, consisted of $372,120 in cash and $180,000 in prepaid as compared to total current assets of $172,186 consisting of cash  and prepaid of $82,816 in the same period in 2023.

Our total current liabilities as of March 31, 2024 were $808,794 as compared to total current liabilities of $1,551,139 as of March 31, 2023. The decrease in current liabilities in the year ended March 31, 2024 over the same period in 2023 was primarily attributed to the reduction of convertible notes to $125,000 and derivative liability of zero in the year ended March 31, 2024 compared to convertible notes of $389,591 and derivative liability of $ 663,426 in the same period in 2023.

As of March 31, 2024 the Company’s  negative working capital was $256,674 compared to negative working capital of $1,296,137 as of March 31, 2023. The lower negative working capital from 2024 over 2023 can be attributed to a reduction of the convertible notes and no derivative liability offset by higher accounts payable and accrued expenses in 2024 over 2023.

Cash Flows

Operating Activities

Cash used in operating activities was $1,186,066 for the fiscal year ended March 31, 2024 compared to cash used in operating activities of $1,787,228 in the year ended March 31, 2023. The decrease in cash used in  operating activities  as of March 31, 2024 is attributed to lower change in fair value on derivatives and lower debt discount amortization in 2024 over the same period in 2023.

Investing Activities

Cash used in investing activities was zero for the fiscal years ended March 31, 2024 and 2023.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2024 was $1,386,066 compared to cash provided by financing activities of $1,865,000 for the fiscal year ended March 31, 2023. The cash provided by financing activities in 2024 was due to  proceeds common stock issued for cash of $1,561,000, convertible notes of $225,000 offset by repayment of convertible notes of $400,000, compared to proceeds from convertible notes of $1,932,000,  conversion of warrants of $208,000 and  repayment of convertible notes of $275,000 in the  year ended March 31, 2023

Cash Requirements

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has no  revenues and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2024, our company has accumulated deficit of $24,260,457 and a working capital deficit of $256,674. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital requirements noted below in their report on the financial statements for the year ended March 31, 2024 our independent auditors, included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of an estimated $15,000,000 to enable us to proceed with our plan of operations, including completion of phase 2 clinical trials plus presentation of data to the FDA to proceed to phase 3 clinical trials. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sean Carrick	President, Secretary, and Director	56	July, 2014
Doug Karas	Independent Director	61	April, 2016
Lowell Holden	Chief Financial Officer and Director	81	July, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Lowell Holden – Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since May of 2014.  Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting, and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and  director of EMR Technology, and director of PTS, Inc (PTSH).  Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that none of the directors, executive officers or beneficial owners of more than 10% of our common stock failed to file a report on a timely basis during the year ended March 31, 2024.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation cash and accrual for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Sean Carrick President-Director(2)	2024 2023	252,000 252,000	--	- -	-- --	- -	- -	- -	252,000 252,000
Lowell Holden(1) CFO, Director	2024 2023	180,000 180,000	--	- -	-- -	- -	- -	- --	180,000 180,000
Douglas (3) Karas, Director	2024 2023		-- --	-- --	20,000 20,000	-- --	-- --	-- --	20,000 20,000

For the year ended March 31, 2024:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000 in cash.
(3)	The director of the Company was paid $20,000 in director fees which was paid in stock.

As of March 31, 2024, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

As of March 31, 2024, the Company has 930,000 options issued and outstanding under our Stock Option Plan which have been granted to two officers and directors and two consultants. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a four year period with the first 20% vesting at the date of grant. All the options are exercisable between $0.18 and $0.50 per share.

The following table sets forth outstanding options and holders as of March 31, 2024:

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 31, 2024 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares of common stock they own.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Douglas Karas- Director 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	1,744,552	1.02%
Common	Lowell Holden – CFO & Director (1) 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	12,029,997	7.05%
Common	Dr Robert D Burke – 5% shareholder 631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	25,768,464	15.17%
Common	Sean Carrick President, Secretary & Director 6631 US Hwy 1 Suite 407 N Palm Beach, FL 33408	22,934,007	13.44%
Common	Sid Lorio 5% shareholder 631 US Hwy 1 Suite 407 North Palm Beach, FL 33408	10,281,249	6.02%
	All directors and executive officers as a group (3 persons)	36,708,556	21.51%

(1) Mr. Holden holds 10,029,997shares directly and 2, 000,000 shares indirectly

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 1, 2020, the Company entered five-year compensation agreements with two of its officers and directors. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 18% of the outstanding shares of the Company as additional future shares are issued. The officers and directors are entitled to additional future shares, so their aggregate ownership percentage remains at 18% of the future outstanding shares of the Company. In addition, the officers ae entitled to future bonuses including a signing bonus totaling $170,000 which was has not been accrued during the period ending March 31, 2024 plus additional bonuses based on their performance.

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	--
Total	$592,000	18%

For the year ended March 31, 2024:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000 in cash.
(3)	The director of the Company was paid $20,000 in director fees which was paid in common stock of the Company.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2024:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	14,712,669	15,741,579
Chief Financial Officer	617,346	7,588,673	8,206,019
Total	1,646,256	22.301.342	23,947,598

During the year ended March 31, 2024 the Company issued 7,186,387 shares of common stock with a value of $773,241 to three related parties for service.

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

We currently act with three directors, consisting of Lowell Holden, Doug Karas and Sean Carrick. We have a standing but not independent audit committee except for our one independent director, Doug Karas, but not a standing compensation or nominating committee, for which our entire board of director’s act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for the fiscal year March 31, 2024, $38,389, the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2024	2023
Audit fees	$37,300	$32,250
Audit related fees	1,089	--
Tax fees	--	--
All other fees	--	--

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT BIOTECH INC.
(Registrant)

Dated: July 1, 2024	By:	/s/ Sean Carrick
Sean Carrick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 1, 2024	By:	/s/ Sean Carrick
Sean Carrick, President, Secretary and Director

Dated: July 1, 2024	By:	/s/ Douglas Karas
Douglas Karas, Independent Director

Dated: July 1, 2024	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nascent Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nascent Biotech, Inc.(“the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2019. Spokane, Washington
July 1, 2024

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

	2024	2023
ASSETS
Current assets:
Cash	$372,120	$172,186
Prepaid	180,000	82,816

Total current assets	552,120	255,002

Total assets	$552,120	$255,002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$686,294	$498,122
Convertible note- net of discount	122,500	389,591
Derivative liability	-	663,426
Total current liabilities	808,794	1,551,139

Total liabilities	808,794	1,551,139

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value,50,000,000 authorized, zero Series A issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 170,594,165 and 131,764,348 issued and outstanding, respectively	170,594	131,764
Additional paid-in capital	23,833,189	20,194,874
Accumulated deficit	(24,260,457)	(21,622,775)
Total stockholders’ equity (deficit)	(256,674)	(1,296,137)
Total liabilities and stockholders’ equity	$552,120	$255,002

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED MARCH 31,

	2024	2023

Operating expenses:
Consulting expense	$1,303,342	$1,096,245
General and administrative expense	403,589	405,295
Clinical trials	92,466	383,688
Product manufacturing and vial filling	319,507	-
Research and development	110,975	270,529
Total operating expense	2,229,879	2,155,757
Income (loss) from operations	(2,229,879)	(2,155,757)

Other income (expense):
Interest income	5,265	274
Interest expense	(385,236)	(1,566,919)
Finance costs	-	(5,124)
Gain on debt forgiveness	50,000	28,000
Original interest debt discount	-	(156,229)
Gain on change in fair value of derivative liabilities	472,168	1,054,786
Total other income (expense)	142,197	(645,212)

Net income (loss) before income tax	(2,087,682)	(2,800,969)

Income tax	-	-

Net income (loss)	$(2,087,682)	$(2,800,969)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	155,744,233	118,569,028

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED MARCH 31, 2024 AND 2023

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2022	111,313,175	$111,313	$18,039,017	$(18,821,806)	$(671,476)
Common stock issued for service	1,000,000	1,000	59,000	-	60,000
Common stock issued for conversion of payables	37,700	38	9,237	-	9,275
Common stock issued to related party for service	3,815,414	3,815	620,505	-	624,320
Common stock issued for the conversion of debt	11,398,059	11,398	1,012,576	-	1,023,974
Common stock issued for the conversion of warrants	4,200,000	4,200	203,800		208,000
Warrants issued with convertible notes	-	-	178,739	-	178,739
Stock option expense	-	-	72,000	-	72,000

Net loss	-	-	-	(2,800,969)	(2,800,969)

Balance at March 31, 2023	131,764,348	131,764	20,194,874	(21,622,775)	(1,296,137)
Common stock issued for cash	19,970,000	19,970	1,541,030	-	1,561,000
Common stock issued for service	386,250	386	35,464	-	35,850
Common stock issued for the conversion of stock option	500,000	50,000	24,500	-	25,000
Common stock issued to related parties for service	7,186,387	7,187	766,054	-	773,241
Common stock issued for conversion of debt	10,787,180	10,787	482,009	-	492,796
Change in derivative at conversion	-	-	191,258	-	191,258
Stock option expense	-	-	48,000	-	48,000
Down round of warrants	-	-	550,000	(550,000)	-

Net loss	-	-	-	(2,087,682)	(2,087,682)

Balance at March 31, 2024	170,594,165	$170,594	$23,833,189	$(24,260,457)	$(256,674)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED MARCH 31,

	2024	2023

Cash flows from operating activities:
Net loss	$(2,087,682)	$(2,800,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	60,850	60,000
Stock based compensation- related parties	773,241	624,320
(Gain) loss on fair value of derivative liabilities	(472,168)	(1,054,786)
Debt discount amortization	377,909	1,343,277
Loss on notes	(50,000)	286,265
Stock option expense	48,000	72,000
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid	(97,184)	(71,816)
Accounts payable and accrued expenses	260,968	(245,519)
Net provided by (cash used) in operating activities	(1,186,066)	(1,787,228)

Cash flows from financing activities:
Common stock issued for cash	1,561,000	-
Proceeds from convertible note	225,000	1,932,000
Common stock issued for the exercise of warrants	-	208,000
Repayment of convertible notes	(400,000)	(275,000)
Net cash provided by ( used in) financing activities	1,386,000	1,865,000

Net increase (decrease) in cash	199,934	77,772
Cash – beginning of year	172,186	94,414
Cash – end of year	$372,120	$172,186

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$11,135
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Common stock issued for convertible debt	$673,267	$23,974
Common stock issued for accounts payable	$-	$9,275
Initial discount from derivatives	$-	$178,739

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

The Company is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Nascent is also actively researching other cancers that have a high probability of benefiting from the therapeutic effects of Pritumumab because they share a common target. Nascent is a clinical stage biopharmaceutical company that focuses on biologic drug candidates that are preparing for initial clinical testing for the treatment of brain and pancreatic cancer.  The Company has completed its phase one clinical  trials and  clearance  was received from the FDA for the Company to commence its phase 2 clinical trials.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company as of March 31, 2024 did not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended March 31, 2024. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

The Company had one revenue stream, which was the milestone payments of the license agreement with BioRay Pharmaceutical which is not earned or billed until the milestone per the agreement is met. The license agreement for this revenue stream was terminated. The Company did not receive any revenue for the year ended March 31, 2024.

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

Research and Development Expense

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future alternative use for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life of the project or expensed as research and development as the material are consumed or written off if a product is abandoned. At March 31, 2024 and 2023, the Company had zero capitalization associated with materials held with a future alternative use. The cost of these materials was expensed as research and development as the materials are consumed or designated for usage. As the Company is preparing to begin clinical studies using a dose escalation method, it is not feasible to determine if the additional product will be needed for the brain cancer studies.

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

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. During the year ended March 31, 2024 the Company had a net loss so the options and warrants outstanding were not part the loss per share calculation as they would be antidilutive. Diluted income (loss) per share calculations includes the dilutive effect of warrants and options on the weighted average of the per share calculation.

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

Level 2 -

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As of  March 31, 2024 the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended March 31, 2024:

	Level 1	Level 2	Level 3
Balance at March 31, 2022	$-	$-	$-
Change in fair value at initial issuance	-	-	178,739
Change in fair value at conversion			(570,099)
Change in fair value of the derivative	-	-	1,054,786
Balance at March 31, 2023	$-	$-	$663,426
Change in fair value at initial issuance			-
Change in fair value at conversion			(191,258)
Change in fair value of the derivative			(472,168)
Balance at March 31, 2024	$-	$-	$-

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has working capital deficit of $256,674 and an accumulated deficit of $24,260,457 as of March 31, 2024. The Company does not have a source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

Officer and Director	Fiscal Year Annualized Compensation Base Being Paid	Non-dilutive shares percentage
President and CEO (2)	$252,000	12%
Chief Financial Officer (1)	$180,000	6%
Director (3)	$20,000	-
Total	$452,000	18%

For the year ended March 31, 2024:

(1)	The Chief Financial Officers was paid $180,000 in cash.
(2)	The President and Chief Executive Officer was paid $252,000 in cash.
(3)	The director of the Company was paid $20,000 in director fees which was paid in stock.

The following table sets forth the shares earned under these contracts from inception through year ended March 31, 2024:

24,000Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	14,712,669	15,741,579
Chief Financial Officer	617,346	7,588,673	8,206,019
Total	1,646,256	22,301,342	23,947,598

During the year ended March 31, 2023 the Company issued 3,815,414 shares of common stock with a value of $624,320 to three related parties for service.

During the year ended March 31, 2024 the Company issued 7,186,385 shares of common stock with a value of $773,241 to three related parties for service.

NOTE 5 – LICENSE SETTLEMENT

On October 12, 2017, the Company signed a consulting agreement with a former license holder. Under the terms of the agreement the Company, commencing February 1, 2018 will pay the consultant $1,000 per month for 24 months. In addition, the Company paid the consultant an additional $24,000 during the term of the agreement at the Company’s discretion. In return, the consultant forgave all royalty payments plus any past claims to the product per the previous agreement dated September 21, 2015, plus provide consulting services to the Company as directed by the Company. As of September 20, 2022  the consultant was paid in full and released the Company of any claims the former consultant held.

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

As of March 31, 2024 and 2023 there we no outstanding preferred shares.

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

During the year ended March 31, 2023 the Company issued 11,398,059 shares of common stock with a value of $1,023,974 for the conversion of debt and accrued interest.

During the year ended March 31, 2024 , the Company issued 7,186,385 shares of common stock with a value of $773,241 to three related parties for service.

During the year ended March 31, 2024 the Company issued 10,787,180 shares of common stock with a value of $684,054 for the conversion of debt and accrued interest.

During the year ended March 31, 2024 the Company issued 19,970,000 shares of common stock with a value of $1,561,000  for cash.

During the year ended March 31, 2024 the Company issued 886,250 shares of common stock with a value of $60,850  of which  386,250 shares  with a value of $35,850 were for service and 500,000 shares of the shares as conversion of options paid by the accounts payable of one party of $25,000.

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

On November 17, 2022 the Company issued 500,000 options to one individual with an exercise price of $0.10 per share.  The options have a 5 year life and vested 250,000 options at inception and 25,000 options per month thereafter until fully vested. The options were fair valued using a volatility of 250%, discount rate of 4.35% at $114,531 to be fully amortized over the 5 year period or at the date of conversion, whichever comes first.  The options were converted by the option holder with accrued payables of $25,000.

During the years ended March 31, 2024 and 2023, the Company expensed $48,000 and $72,000 respectively related to its option awards. The unrecognized future balance to be expensed over the remaining vesting term of the options is zero as of March 31, 2024.

The following sets forth the options granted and outstanding during the years ended March 31, 2024 and 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic Value
Outstanding at March 31, 2022	930,000	$0.34	3.80	930,000	$--
Granted	500,000	0.18	4.75	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Outstanding at March 31, 2023	1,430,000	$0.28	3.81	930,000	$--
Granted	--	--	--	--	--
Exercised	(500,000)	--	--	--	--
Forfeited		--	--	--	--
Outstanding at March 31, 2024	930,000	$0.34	2.81	930,000	$--

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

The 1,000,000 warrants outstanding  contain an anti-dilution clause which become effective if any instrument is issued after the warrant issuance is converted into common stock at a price lower than the warrant conversion price. During the year ended March 31, 2024 31, 2023 the valuation resulted in a deemed dividend from the down round calculation of $550,000 with a recalculated conversion price change to $0.05 per share.

On January 30, 2024 the Company issued 250,000 warrants as part of purchase, for cash, of 1,000,000 share of common stock. The warrant expires on January 29, 2027. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant  of $0.11 per share, conversion price of $0.60 per share, volatility of 158% and discount of 5.20%. The fair value of the warrants were calculated to be $18,280.

The weighted average remaining life and intrinsic value of the warrants as of March 31, 2024 was.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at March 31, 2022	3,700,000	$0.04	1.35	$-
Granted	1,000,000	0.60	1.75	-
Exercised	(3,700,000)	-	--	-
Expired	--	-	--	-
Outstanding at March 31, 2023	1,000,000	$0.60	1.50	$-
Granted	250,000	0.60	2.75
Exercised	--	-	--	-
Expired	--	-	--	-
Outstanding at March 31, 2024	1,250,000	$0.16	.95	$134,500

As of March 31, 2024 there were 1,250,000 warrants outstanding.

NOTE 9 – INCOME TAXES

At March 31, 2024 and 2023 the Company had federal net operating loss carry forwards of approximately $14,783,216 and $13,544,358, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Deferred tax assets:
Net operating loss	$1,238,858	$1,757,783
Less: Valuation allowance	(1,238,858)	(1,757,783)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2024.

Based on the corporation tax rates the Company calculated the deferred tax asset for the years ended March 31, 2024 and 2023 at 21%.

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

On September 2, 2022 the Company entered into an agreement with an unrelated third party for convertible debentures totaling $500,000.  The first  $250,000 was  paid at closing with the second $250,000 to be paid  upon the S-1 becoming effective. Each debenture matures one year from date of issuance.  The interest rate for each debenture is six percent (6%) per annum and the Debenture may be converted at the lesser of $0.30 per share or eighty percent (80%) of the lowest VWAP of the Company’s common stock for ten consecutive trading days immediately prior to the conversion date and carried an original discount of 3% of the debenture face value. The Company also issued a warrant to purchase 250,000 shares of the Company’s common stock for a period of two years, expiring on August 30, 2024, at an exercise price of $0.60 per share.  As part of the agreement the Company filed an S-1 registration statement registering the underlying common shares for the debenture conversion and the warrants. The initial derivative was calculated using risk free interest of 3.47%, volatility of 137% and expected life of 1 year. During the year ended March 31, 2023, the Company issued 1,858,862 shares of common stock for the conversion of $200,000 of the convertible note. During the year ended March 31, 2024 the Company issued 871,323 shares of common stock with a value of $50,000 retiring the note.

On December 1, 2023 the Company issued an amended convertible debenture to an unrelated third party under the agreement dated September 2, 2022 (noted in the paragraph above), totaling $250,000.  The debenture had an original discount of 10% with no accrued interest and matures on May 30, 2024.  The note is convertible into common stock of the Company at the rate of $0.10 per share. On December 6, 2023, the note holder converted $125,000 of  the note into 1,250,000 shares of common stock of the Company. As of March 31, 2024, the outstanding balance of the note was $125,000.

During the year ended March 31, 2024, the Company issued an aggregate of 10,787,180 shares of common stock with a value of $673,267 for the conversion of $470,000 of convertible note and $22,795 in interest. The conversion of the shares plus the principal payment noted above leaves a balance due of $125,000 in convertible notes plus accrued interest.

NOTE 11 – LICENSE AGREEMENT TERMINATION

On March 31, 2021, the Company issued a license agreement for US $5,000,000 to BioRay Pharmaceutical Co, LTD, (Licensee) licensing Pritumumab internationally with the exclusion of North and Central America and the Caribbean Islands. Under the terms of the agreement the Company received $250,000 upon signing of the agreement plus $750,000 when the phase 1 clinical trial started in March 2021. In addition, the Company received $750,000 upon the initial patient enrolled at the dosage level of 8.0 mg/kg. Further payment of $2,500,000 were to be received when the FDA approves the phase 2 clinical trials and $750,000 when the phase 2 clinical trials was to begin. Upon commercialization by the Licensee, the Company would have received a 9% royalty on net sales for 20 years. As of March 31, 2023 the Company had received payments totaling $1,750,000 from the license agreement. On June 6, 2023 the Company signed a mutual agreement with BioRay Pharmaceutical Co to terminate the license agreement. The termination of the agreement rescinds all rights by BioRay and returns to the Company, the global rights, which had been granted  BioRay under the agreement.

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

As of March 31, 2024 the outstanding amount due the manufacture was zero

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

NOTE 13 – SUBSEQUENT EVENTS

On March 29, 2024 the Company file an S-1 registering 20,000,000 share for offering at $0.15 per share. The S-1 became effective on April 8, 2024.

On June 26, 2024, the Company issued 1,270,000 shares of common stock for the conversion of $63,500 of convertible debt.

On June 27, 2024, the Company issued 338,000 shares of common stock with a value of $30,920 for service.

The Company has evaluated subsequent events to determine events occurring after March 31, 2024 through the date this report was issued and determined there are no events  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

