Form 10-Q
period 2024-06-30
Nascent Biotech Inc.
filed 2024-08-14
CIK 1622057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55299

NASCENT BIOTECH INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5001940
(State of Incorporation)	(IRS Employer Identification No.)

631 US Hwy 1, Suite 407, North Palm Beach, FL	32408
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2024 the Registrant had, 172,202,165 shares of common stock and no shares of Series A convertible preferred issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

NASCENT BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$47,391	$372,120
Prepaid	180,000	180,000
Total current assets	227,391	552,120

Total assets	$227,391	$552,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$682,931	$686,294
Convertible note- net of discount	59,000	122,500
Total current liabilities	741,931	808,794

Total liabilities	741,931	808,794

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding. respectively	-	-
Common stock, $0.001 par value; 500,000,000 authorized, 172,202,165 and 170,594,165 issued and outstanding, respectively	172,202	170,594
Additional paid-in capital	23,951,105	23,833,189
Accumulated deficit	(24,637,847)	(24,260,457)
Total stockholders’ deficit	(514,540)	(256,674)
Total liabilities and stockholders’ deficit	$227,391	$552,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Operating expenses:
Consulting	$138,920	$229,362
General and administrative expense	106,084	87,750
Clinical trials	1,032	32,444
Manufacturing and filling	114,626	136,507
Research and development	15,000	25,910
Loss from operations	(375,662)	(511,973)

Other income (expense):
Interest income	224	21
Change in fair value of derivative	-	159,444
Gain on debt settlement	-	50,000
Interest expense	(1,952)	(237,716)
Total other income (expense)	(1,728)	(28,250)

Net loss	$(377,390)	$(540,224)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	170,657,418	139,952,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2023	131,764,348	$131,764	$20,194,874	$(21,622,775)	$(1,296,137)
Common stock issued to related parties	2,235,250	2,235	109,527	-	111,762
Common stock issued for convertible debt	9,537,180	9,537	358,259	-	367,796
Common stock issued for service	100,000	100	5,500	-	5,600
Change in derivative at conversion		-	191,258	-	191,258
Option discount	--	-	4,911	-	4,911

Net loss	--	-	-	(540,224)	(540,224)

Balance at June 30,2023	143,636,778	$143,636	$20,864,329	$(22,162,999)	$(1,115,034)

Balance at March 31, 2024	170,594,165	$170,594	$23,833,189	$(24,260,457)	$(256,674)
Common stock issued to related parties	338,000	338	30,582	-	30,920
Common stock issued for convertible debt	1,270,000	1,270	62,230	-	63,500
Option discount	--	-	25,104	-	25,104

Net loss		-	-	(377,390)	(377,390)

Balance at June 30, 2024	172,202,165	$172,202	$23,951,105	$(24,637,847)	$(514,540)

The accompanying notes are an integral part of these consolidated financial statements.

NASCENT BIOTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(377,390)	$(540,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related parties	30,920	111,762
Stock-based compensation	-	5,600
(Gain) loss in fair value of derivative liability	-	(159,444)
Debt discount amortization	-	232,381
Gain on debt settlement	-	(50,000)
Stock option expense	25,104	4,911
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,363)	218,934
Prepaid	-	13,374
Net cash provided by (used in) operating activities	(324,729)	(162,706)

Net increase (decrease) in cash	(324,729)	(162,706)
Cash -beginning of year	372,120	172,186
Cash -end of period	$47,391	$9,480

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Transactions
Common stock issued for debt conversion	$63,500	$358,259
Retirement of derivative at conversion of debt	$-	$191,258

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. On March 15, 2021, the Company opened phase1 clinical trials. As of June 30, 2024 the Company had completed the phase 1 clinical trials and was cleared by the FDA to begin phase 2 clinical trials.

NOTE 2- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on March 31.

The accompanying unaudited interim consolidated financial statements of the Company for the three months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim periods presented herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for an entire year.

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

The Company has no source of revenue and is in the development stage.

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

As of June 30, 2024, the Company’s debt was convertible at a fixed amount, thus the calculation of derivative liability does not apply.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $514,540 and has incurred losses from operations during the quarter ending June 30, 2024, of $377,390. The Company has no revenue to cover its operating costs, and the Company will incur additional expenses in the future developing their product. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company engages in research and development activities that must be satisfied in cash secured through outside funding. The Company may offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 1, 2015, the Company entered five-year employment contracts with three of its officers and directors. One of the officers and director resigned as of September 30, 2020. Under the terms of the agreements the Company issued shares of common stock to the officers and directors equaling 11% of the outstanding shares of the Company as of the date of the contracts. As additional future shares are issued, the officers and directors are entitled to additional shares, so their aggregate ownership percentage initially remained at 11% (undated to 18% as noted below) of the outstanding shares of the Company. The agreements were amended on September 1, 2020, as noted below, and the table reflects the amendment to these agreements. The following table sets forth the shares earned under these contracts for the two active officers as of June 30, 2024:

Officer and Director	Initial Share Awards Under the Contracts	Additional Shares Earned to Maintain Ownership Percentage	Total Shares Earned
President	1,028,910	14,904,669	15,933,579
Chief Financial Officer	617,346	7,684,673	8,302,019
Total	1,646,256	22,589,342	24,235,598

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

Officer and Director	Fiscal Year Annualized Compensation Being Paid
President	$252,000
Chief Financial Officer	$180,000
Total	$430,000

During the three months ended June 30, 2023, two officers and a director were issued 2,235,250 shares of common stock with a value of $111,763 for service.

During the three months ended June 30, 2024, two officers and a director were issued 338,000 shares of common stock with a value of $30,920 for service.

NOTE 5 – EQUITY

Common

On July 9, 2020, the Company increased its authorized shares to 550,000,000 consisting of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock all at the par value of $0.001.

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

During the three months ended June 30, 2024, the Company issued 1,270,000 shares of common stock with the value of $63,500 for the conversion of convertible debt.

During the three months period ended June 30, 2024, the Company issued 338,000 shares of common stock with a value of $30,920 to officers and a director for service.

NOTE 6– OPTIONS

As of June 30, 2024, the Company recognized $25,104 in option expense leaving a balance of /recognized option expense of $37,569.

The following sets forth the options granted and outstanding during the three months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at March 31, 2024	930,000	$0.34	2.81	930,000	$-
Granted	500,000	0.10	-	--	-
Exercised/Forfeited	(30,000)	--	--	--	-
Outstanding at June 30, 2024	1,400,000	$0.28	5.23	1,030,000	$-

The weighted average remaining life and intrinsic value of the options as of June 30, 2024, was 5.23 years and zero, respectively.

NOTE 7 – WARRANTS

On August 31, 2022, the Company issued 750,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.41 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.50%. The fair value of the warrants was calculated to be $ 188,760 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds that were allocated to the warrants of $9,902 is accounted for as paid in capital.

On September 2, 2022, the Company issued 250,000 warrants as part of a convertible note issued the same date. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.345 per share, conversion price of $0.60 per share, volatility of 137% and discount of 3.47%. The fair value of the warrants was calculated to be $50,273 and was used to allocate the proceeds to the two elements based on the relative fair value of the debt instruments without the warrants and of the warrants at the time of issuance. The portion of the proceeds were allocated to the warrants of $2,484 is accounted for as paid in capital.

The 1,000,000 warrants outstanding contain an anti-dilution clause which become effective if any instrument is issued after the warrant issuance is converted into common stock at a price lower than the warrant conversion price. During the year ended March 31, 2023, the valuation resulted in a deemed dividend from the down round calculation of $550,000 with a recalculated conversion price change to $0.05 per share

On January 30, 2024, the Company issued 250,000 warrants as part of purchase, for cash, of 1,000,000 shares of common stock. The warrant expires on January 29, 2027. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date using the following key inputs; market prices of the Company’s stock at date of grant of $0.11 per share, conversion price of $0.60 per share, volatility of 158% and discount of 5.20%. The fair value of the warrants was calculated to be $18,280.

The weighted average remaining life and intrinsic value of the warrants as of June 30, 2024, was:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Intrinsic
	Warrants	Price	Contract Life	Value

Outstanding as of March 31, 2024	1,250,000	$0.16	0.95	$134,500
Granted	-	-	--	-
Exercised	-	-	--	-
Expired	--	-	--	-
Outstanding as of June 30, 2024	1,250,000	$0.16	0.70	$38,900

As of June 30, 2024, there were 1,250,000 warrants outstanding.

NOTE 8 - CONVERTIBLE DEBT

On December 1, 2023, the Company issued an amended convertible debenture to an unrelated third party under the agreement dated September 2, 2022 (noted in the paragraph above), totaling $250,000. The debenture had an original discount of 10% with no accrued interest and matures on May 30, 2024.  The note is convertible into common stock of the Company at the rate of $0.10 per share. On December 6, 2023, the note holder converted $125,000 of the note into 1,250,000 shares of common stock of the Company. As of March 31, 2024, the outstanding balance of the note was $125,000.

On May 30, 2024, the Note was extended to August 31, 2024, with an interest rate of 10% per annum and the conversion rate for an initial conversion was amended to $0.05 per share.  On June 26, 2024, the Company issued 1,270,000 shares of common stock for the conversion of $63,500 of convertible debt.  The balance of the note as of June 30, 2024, was $59,000, net of discount, plus interest.

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

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

As June 30, 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values, due to the nature or duration of these instruments.

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

As of June 30, 2024, the outstanding balance was $50,000.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after June 30, 2024, through the date of this filing that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

On March 31, 2017, the Company filed its IND submission with the United States Food and Drug Administration (FDA) for clearance to begin Phase I clinical trials. On December 7, 2018, the Company received a letter from the FDA allowing it to use a specific lot of drug substance to begin phase 1 clinical trials. The Company commenced human clinical trials with a major oncology hospital for brain cancer, both primary and metastatic. Phase 1 clinical trials has been completed and clearance has been received to begin phase 2 Clinical trials.

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

Results of Operations

The Company recorded zero of revenue during the three-month periods ended June 30, 2024, and 2023, respectively.

General and administrative expenses for the three-month periods ended June 30, 2024, was $106,084 compared to $87,850 for the period ended June 30, 2023. Consulting expense for the three months periods ending June 30, 2024, was $138,920 compared to $229,362 for the same period in 2023. This decrease in expenses for the three months ended June 30, 2024, over the same period in 2023 was due primarily to decreased consulting fee of $90,442 from the pricing of the shares issued to management for maintaining the percentage of ownership per their agreements, plus lower product filling cost of $114,626 for the three months period ended June 30, 2024, verses $136,507 in the same period in 2023.

Research and development expenses for the three-month periods ended June 30, 2024, was $15,000 compared to $25,910 in the same period in 2023. Clinical trials costs were $1,032 for the three months ended June 30, 2024, with $32,444 in the same period in 2023. Phase 1 clinical trials ended during the period ended in April 2023 meaning further costs were minimal until we start the phase 2 clinical trials.

Total other expense incurred in the three-month periods ended June 30, 2024, was $1,728, compared to other expense of $28,250 in the same period in 2023. Other expense in 2023 consisted of interest expense of $1,952 and interest income of $224. Other expenses in the three months period ended June 30, 2023, consisted of change in fair value of $159,444, gain on debt settlement of $50,000, interest expense of $237,716 and interest income of $21.

For the three-month periods ended June 30, 2024, our net loss was $377,390 compared to a net loss of $540,224 for the same periods in 2023. The difference between the periods was due primarily to a net positive change in fair value in the three months period ended June 30, 2024, of $159,444, lower interest expense of $235,764, offset by a gain on debt settlement of $50,000 in the same period in 2023.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the capital it can raise to continue the Company’s testing and clinical trials of its product. The Company projects it must raise approximately $15-20 million to complete its Phase II clinical studies.

There are no agreements or understandings about future loans by or with the officers, directors, principals, affiliates, or shareholders of the Company. The Company will continue to raise outside capital through loans, equity sales and possible licensing agreements. These factors raise substantial doubt about the company’s ability to continue as a going concern

As of June 30, 2024, the Company had negative working capital of $514,540. Current assets consist of cash of $47,391 and prepaid of $180,000 with current liabilities $741,931 consisting of accounts payable and accrued expense of $682,931 and convertible notes, net of discount of $59,000.

Net cash used in operating activities in the three months period ended June 30, 2024, was $324,729 compared to net cash used of $162,706 in the same period in 2023. The variance between the same periods in 2024 and 2023 relates mainly to a lower loss, offset by the gain in fair value, debt discount and gain on debt settlement in the same period in 2023.

As of June 30, 2024, the Company had total assets of $227,391 and total liabilities of $741,931. Stockholders’ deficit as of June 30, 2024, was $514,540. This compares to a stockholders’ deficit of $256,674 as of March 31, 2024. Liabilities decreased in 2024 mainly as a function of lower convertible notes, net of discount and no derivative liability.

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

Our current capital needs are estimated to be approximately $15 million. This will take us through Phase II clinical trials which is scheduled to begin in late 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations as of June 30, 2024

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we can remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Nascent Biotech’s risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISERED SALES OF EQUITY AND USE OF PROCEEDS.

During the three months ended June 30, 2024, the Company issued 1,270,000 shares of common stock with the value of $63,500 for the conversion of convertible debt.

During the three months period ended June 30, 2024, the Company issued 338,000 shares of common stock with a value of $30,920 to officers and a director for service.

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT BIOTECH, INC.

Dated: August 14, 2024	By:	/s/ Sean Carrick
Sean Carrick
Principal Executive Officer

